Form 10-Q
period 1994-03-31
PULITZER PUBLISHING CO
filed 1994-05-09
CIK 805357

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------
                                   FORM 10-Q
             (Mark One)
             /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended MARCH 31, 1994
                                       OR
             / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             For the transition period from__________________to_________________

                         COMMISSION FILE NUMBER 1-9329
              ----------------------------------------------------
                          PULITZER PUBLISHING COMPANY
             (Exact name of registrant as specified in its charter)
              ----------------------------------------------------

          DELAWARE                                       430496290
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification Number)

              900 NORTH TUCKER BOULEVARD, ST. LOUIS, MISSOURI 63101
                    (Address of principal executive offices)

                                 (314) 340-8000
              (Registrant's telephone number, including area code)

                                   NO CHANGES
  (Former name, former address and former fiscal year, if changed since last report)

              ----------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               YES /X/                           NO / /
              ----------------------------------------------------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                                  OUTSTANDING 4/30/94
       ------------------------                     ------------------------
            COMMON STOCK                                    3,520,896
        CLASS B COMMON STOCK                                9,466,566

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                  FIRST QUARTER ENDED
                                                        MARCH 31,
 OPERATING REVENUES - NET:                         1994          1993
                                                 ---------    ---------
   Publishing:                                         (Unaudited)
     Advertising                                  $41,609      $38,583
     Circulation                                   19,960       19,947
     Other                                         10,667        9,576
   Broadcasting                                    39,155       25,485
                                                 ---------    ---------
           Total operating revenues               111,391       93,591
                                                 ---------    ---------
 OPERATING EXPENSES:
   Publishing operations                           31,438       30,643
   Broadcasting operations                         15,259       11,187
   Selling, general and administrative             42,933       38,062
   St. Louis Agency adjustment                      2,719        2,202
   Depreciation and amortization                    7,562        4,303
                                                 ---------    ---------
           Total operating expenses                99,911       86,397
                                                 ---------    ---------
   Operating income                                11,480        7,194
                                                 ---------    ---------
   Interest income                                    377          298
   Interest expense                                (3,316)      (1,719)
   Net other expense                                 (248)        (224)
                                                 ---------    ---------
           Total                                   (3,187)      (1,645)
                                                 ---------    ---------
 INCOME BEFORE PROVISION FOR INCOME
   TAXES AND CUMULATIVE EFFECTS OF
   CHANGES IN ACCOUNTING PRINCIPLES                 8,293        5,549

 PROVISION FOR INCOME TAXES                         3,410        2,213
                                                 ---------    ---------
 INCOME BEFORE CUMULATIVE EFFECTS
   OF CHANGES IN ACCOUNTING PRINCIPLES              4,883        3,336

 CUMULATIVE EFFECTS OF CHANGES IN
   ACCOUNTING PRINCIPLES, NET OF
   APPLICABLE INCOME TAXES                           (719)         360
                                                 ---------    ---------
 NET INCOME                                        $4,164       $3,696
                                                 ---------    ---------
                                                 ---------    ---------

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (CONTINUED)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


                                                                         FIRST QUARTER ENDED
                                                                              MARCH 31,
                                                                          1994        1993
                                                                        --------    --------
                                                                             (Unaudited)
 EARNINGS PER SHARE OF STOCK
   (COMMON AND CLASS B COMMON):
   Income before cumulative effects of
     changes in accounting principles                                      $.38       $.29
   Cumulative effects of changes in
     accounting principles                                                 (.06)       .03
                                                                        --------    --------
             Total                                                         $.32       $.32
                                                                        --------    --------
                                                                        --------    --------
 WEIGHTED AVERAGE NUMBER OF SHARES
   (COMMON AND CLASS B COMMON STOCK)
   OUTSTANDING                                                           12,977     11,584
                                                                        --------    --------
                                                                        --------    --------



 See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS  OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS)

                                                                                  MAR. 31,       DEC. 31,
                                                                                   1994            1993
                                                                                 ----------      ---------
                                                                                (Unaudited)
 ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                                                        $54,440        $34,970
   Trade accounts receivable (less allowance for doubtful
     accounts of  $2,834 and $2,575)                                                 54,775         61,953
   Inventory                                                                          4,700          5,912
   Prepaid expenses and other                                                         5,382          6,959
   Program rights                                                                     9,332         11,285
                                                                                 ----------      ---------
               Total current assets                                                 128,629        121,079
                                                                                 ----------      ---------
 PROPERTIES:
   Land                                                                              12,204         12,204
   Buildings                                                                         69,464         69,315
   Machinery and equipment                                                          182,859        181,939
   Construction in progress                                                           3,107          2,937
                                                                                 ----------      ---------
               Total                                                                267,634        266,395
   Less accumulated depreciation                                                    130,202        125,497
                                                                                 ----------      ---------
               Properties - net                                                     137,432        140,898
                                                                                 ----------      ---------
 INTANGIBLE AND OTHER ASSETS:
   Intangible assets - net of applicable amortization                               141,720        144,140
   Receivable from The Herald Company                                                41,984         40,190
   Program rights, long-term portion                                                  3,464          4,305
   Other                                                                             17,885         12,491
                                                                                 ----------      ---------
               Total intangible and other assets                                    205,053        201,126
                                                                                 ----------      ---------
                    TOTAL                                                          $471,114       $463,103
                                                                                 ----------      ---------
                                                                                 ----------      ---------

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   MAR. 31,        DEC. 31,
                                                                                     1994           1993
                                                                                    -------        -------
 LIABILITIES AND STOCKHOLDERS' EQUITY                                             (Unaudited)
 CURRENT LIABILITIES:
   Trade accounts payable                                                           $17,160        $13,292
   Current portion of long-term debt                                                 14,322         14,320
   Salaries, wages and commissions                                                    9,791         10,314
   Income taxes payable                                                               4,553          4,272
   Program contracts payable                                                          9,041         10,899
   Interest payable                                                                   3,725          4,751
   Pension obligations                                                                  693            588
   Other                                                                              5,624          3,440
                                                                                    -------        -------
               Total current liabilities                                             64,909         61,876
                                                                                    -------        -------
 LONG-TERM DEBT                                                                     161,901        161,920
                                                                                    -------        -------
 PROGRAM CONTRACTS PAYABLE                                                            3,295          4,234
                                                                                    -------        -------
 PENSION OBLIGATIONS                                                                 24,550         23,377
                                                                                    -------        -------
 POSTRETIREMENT BENEFIT OBLIGATION                                                   87,310         85,928
                                                                                    -------        -------
 OTHER LONG-TERM LIABILITIES                                                          6,230          3,625
                                                                                    -------        -------
 STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 25,000,000 shares
     authorized; issued and outstanding - none
   Common stock, $.01 par value; 100,000,000 shares authorized;
     issued - 3,528,241 in 1994 and 3,510,850 in 1993                                    35             35
   Class B common stock, convertible, $.01 par value; 50,000,000
     shares authorized; issued - 15,849,848 in 1994 and 1993                            158            158
   Additional paid-in capital                                                       121,284        120,908
   Retained earnings                                                                189,065        188,665
                                                                                    -------        -------
               Total                                                                310,542        309,766

   Treasury stock - at cost; 8,345 shares of common stock
     and 6,382,282 shares of Class B common stock in
     1994 and 1993                                                                 (187,623)      (187,623)
                                                                                    -------        -------
               Total stockholders' equity                                           122,919        122,143
                                                                                    -------        -------
                    TOTAL                                                          $471,114       $463,103
                                                                                    -------        -------
                                                                                    -------        -------

 See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)

                                                                                     FIRST QUARTER ENDED
                                                                                           MARCH 31,
                                                                                    ----------------------
                                                                                     1994           1993
                                                                                    --------      --------
                                                                                          (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                         $4,164        $3,696
   Adjustments to reconcile net income to net cash provided by operating activities:
     Non-cash items:
       Cumulative effects of changes in accounting principles, net of
            applicable income taxes                                                      719          (360)
       Depreciation                                                                    5,091         3,239
       Amortization of intangibles                                                     2,471         1,064
       Incremental increase in postretirement benefit obligation                         769           674
       Changes in assets and liabilities which provided (used) cash:
           Trade accounts receivable                                                   7,178         8,035
           Inventory                                                                   1,212          (549)
           Other assets                                                                1,622        (1,706)
           Trade accounts payable and other liabilities                                  142        (1,489)
           Income taxes payable                                                          281         1,900
           Program rights - net of contracts payable                                      (3)          (29)
                                                                                    --------      --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                            23,646        14,475
                                                                                    --------      --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                               (1,645)       (2,621)
   Investment in joint venture                                                        (1,000)
   (Increase) decrease in notes receivable                                                (9)          125
                                                                                    --------      --------
 NET CASH USED IN INVESTING ACTIVITIES                                                (2,654)       (2,496)
                                                                                    --------      --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments on long-term debt                                                          (17)          (15)
   Dividends paid                                                                     (1,881)       (1,563)
   Proceeds from exercise of stock options                                               376           549
                                                                                    --------      --------
 NET CASH USED IN FINANCING ACTIVITIES                                                (1,522)       (1,029)
                                                                                    --------      --------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                                            19,470        10,950

 CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR                                                                            34,970        29,914
                                                                                    --------      --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $54,440       $40,864
                                                                                    --------      --------
                                                                                    --------      --------

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.   ACCOUNTING POLICIES

Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments except for the cumulative effect adjustments discussed in Notes 3 and 4, necessary to present fairly Pulitzer Publishing Company's financial position as of March 31, 1994 and the results of operations and cash flows for the three month periods ended March 31, 1994 and 1993. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Fiscal Year and Fiscal Quarters - The Company's fiscal year and first fiscal quarter end on the Sunday coincident with or prior to December 31 and March 31, respectively. For ease of presentation, the Company has used December 31 as the year end and March 31 as the first quarter end.

Earnings Per Share of Stock - Earnings per share of stock have been computed using the weighted average number of common and Class B common shares outstanding during the applicable period. On July 9, 1993, the Company issued
1.35 million shares of common stock in a public offering.

2.   DIVIDENDS

In the first quarter of 1993, two dividends of $.135 per share were declared, payable on February 1, 1993 and May 3, 1993. In the second quarter of 1993, a dividend of $.135 per share was declared, payable on August 2, 1993. In the third quarter of 1993, a dividend of $.135 per share was declared, payable on November 1, 1993. In the first quarter of 1994, two dividends of $.145 per share were declared, payable on February 1, 1994 and May 2, 1994.

In addition, a 10% stock dividend on the Company's common and Class B common stock was declared, payable on January 22, 1993.

3.   POSTEMPLOYMENT BENEFITS

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits ("SFAS 112"), to account for certain disability benefits at the St. Louis Post-Dispatch. SFAS 112 requires that the cost of these benefits provided to former employees prior to retirement be recognized on the accrual basis of accounting. Previously, the Company recognized its postemployment benefit costs when paid. The cumulative effect of adopting
SFAS 112 was a reduction of 1994 first quarter net income by approximately $719,000 or $.06 per share. After recording the cumulative effect adjustment, the Company's on-going expense under the new standard will not differ significantly from the prior pay-as-you-go basis.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


Under SFAS 112, the Company accrues the disability benefits when it becomes probable that such benefits will be paid and when sufficient information exits to make reasonable estimates of the amounts to be paid. As required by the standard, prior year financial statements have not been restated to reflect the change in accounting method.

4.   INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The first quarter of 1993 included a positive adjustment to income of $360,000, or $0.03 per share, reflecting the recalculation of certain deferred income taxes at the current federal statutory rate as opposed to the higher tax rates in effect when certain of the deferred income taxes originated.

5.   ACQUISITION OF PROPERTIES

The 1994 first quarter included the operations of television stations
WESH (Daytona Beach/Orlando, Florida), acquired on June 30, 1993, and KCCI (Des Moines, Iowa), acquired on September 9, 1993. After deducting acquisition-related depreciation and amortization ($3.5 million) and interest charges ($2 million) from operating cash flow (defined as operating income plus depreciation and amortization), the negative after-tax effect on earnings for the 1994 first quarter was approximately $1 million.

6.   BUSINESS SEGMENTS

The Company's operations are divided into two business segments, publishing and broadcasting. The following is a summary of operating data by segment (in thousands):

                                                           FIRST QUARTER ENDED
                                                                MARCH 31,
                                                        -----------------------
                                                           1994         1993
                                                        ---------       -------
      Operating revenues:                                     (Unaudited)
         Publishing                                       $72,236       $68,106
         Broadcasting (a)                                  39,155        25,485
                                                        ---------       -------
               Total                                     $111,391       $93,591
                                                        ---------       -------
                                                        ---------       -------
      Operating income (loss):
         Publishing                                        $5,688        $4,554
         Broadcasting (a)                                   6,739         3,561
         Corporate                                           (947)         (921)
                                                        ---------       -------
               Total                                      $11,480        $7,194
                                                        ---------       -------
                                                        ---------       -------

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

                                                          FIRST QUARTER ENDED
                                                                MARCH 31,
                                                            1994       1993
                                                          -------     -------
                                                             (Unaudited)
      Depreciation and amortization:
         Publishing                                        $1,527      $1,710
         Broadcasting (a)                                   6,035       2,593
                                                          -------     -------
               Total                                       $7,562      $4,303
                                                          -------     -------
                                                          -------     -------
      Operating margins
         (Operating income to revenues):
          Publishing (b)                                    11.6%        9.9%
          Broadcasting                                      17.2%       14.0%

     (a) First quarter of 1994 broadcasting operations included the results of WESH and KCCI.

     (b) Operating margins for publishing stated with St. Louis Agency adjustment added back to publishing operating income.

7.   STOCKHOLDERS' EQUITY

     On March 15, 1994, the Board of Directors of the Company adopted, subject to stockholder approval at the Company's Annual Meeting of Stockholders on May 11, 1994, the Pulitzer Publishing Company 1994 Key Employees' Restricted Stock Purchase Plan (the "Stock Plan"). If the Stock Plan is approved by the Company's stockholders, it will replace the Pulitzer Publishing Company 1986 Key Employees' Restricted Stock Purchase Plan, which otherwise will terminate in March 1996.

     On March 15, 1994, the Board of Directors of the Company adopted, subject to stockholder approval at the Company's Annual Meeting of Stockholders on May 11, 1994, the Pulitzer Publishing Company 1994 Stock Option Plan (the "Plan"). If the Plan is approved by the Company's stockholders, it will replace the Pulitzer Publishing Company 1986 Employee Stock Option Plan, which otherwise will terminate in April 1996.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


GENERAL

         The Company's operating revenues are significantly influenced by a number of factors, including overall advertising expenditures, the appeal of newspapers, television and radio in comparison to other forms of advertising, the performance of the Company in comparison to its competitors in specific markets, the strength of the national economy and general economic conditions and population growth in the markets served by the Company.

         The Company's business tends to be seasonal, with peak revenues and profits generally occurring in the fourth and, to a lesser extent, second quarters of each year as a result of increased advertising activity during the Christmas and spring holiday periods. The first quarter is historically the weakest quarter for revenues and profits.


CONSOLIDATED

         Operating revenues for the first quarter of 1994 increased 19%, to $111.4 million from $93.6 million for the first quarter of 1993. Revenue comparisons were affected by the acquisitions of television stations WESH and KCCI on June 30, 1993 and September 9, 1993, respectively. The first quarter of 1994 included the results of WESH and KCCI's operations while no amounts for the two stations were included in the first quarter of 1993. Excluding WESH and KCCI's 1994 first quarter revenues from the comparison, consolidated revenues would have increased 8.1%. The increase reflected gains in both broadcasting and publishing revenues.

         Operating expenses, excluding the St. Louis Agency adjustment, for the 1994 first quarter increased 15.4%, to $97.2 million from $84.2 million in the first quarter of 1993. Excluding WESH and KCCI's 1994 expenses, consolidated operating expenses would have increased $3 million or 3.6%. This 3.6% increase was primarily attributable to increased overall personnel costs of $1.8 million, increased circulation delivery expense of $431,000 and one-time termination inducements of $416,000 at the St. Louis Post-Dispatch (the "Post-Dispatch").

         Operating income in the 1994 first quarter increased 59.6%, to $11.5 million from $7.2 million in the first quarter of 1993. Excluding the effects of WESH and KCCI from 1994, operating income would have increased 55.9% for the 1994 first quarter. The 1994 increase reflected improvements in operating income in both the publishing and broadcasting segments, primarily as a result of increased revenues.

         Interest expense increased to $3.3 million in the 1994 first quarter from $1.7 million in the first quarter of 1993 due to higher debt levels. Interest expense on new long-term borrowings related to the WESH and KCCI acquisitions amounted to $2 million in the first quarter of 1994. The Company's average debt level for the 1994 first quarter increased to $176.2 million from $72 million in the first quarter of 1993. Lower rates on the new long-term borrowings reduced the Company's average interest rate for the first quarter of 1994 to 7.4% from 8.9% in the 1993 first quarter. Interest expense also included a declining interest factor related to annual payments (1990-1994) under a non-competition agreement entered into in connection with the 1989 acquisition of television station WDSU in New Orleans. Interest income increased $79,000, due primarily to a higher average balance of invested funds.

         The effective income tax rate for the first quarter of 1994 increased to 41.1% from 39.9% for the 1993 first quarter. The higher rate in 1994 resulted from the Revenue Reconciliation Act of 1993 which increased the federal ccorporate tax rate by 1%. The effective tax rate in the first quarters of 1994 and 1993 reflected the effect of approximately $127,000 and $125,000, respectively, of non-deductible goodwill amortization expense. It is expected that, on an annual basis, the effective tax rate for 1994 will be approximately 41%. For the full year 1993, the effective tax rate was 39.9%.

         As discussed in Note 3 to the interim financial statements for the quarter ended March 31, 1994, effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, Employers'

Accounting for Postemployment Benefits ("SFAS 112"), and recorded its initial liability thereunder resulting in a one-time after-tax charge of $719,000. After recording the one-time charge, the Company's on-going expense under SFAS 112 will not differ significantly from the prior pay-as-you-go basis.

         Net income in the 1994 first quarter was $4.2 million, or $0.32 per share, compared with $3.7 million, or $0.32 per share, in the first quarter of 1993. The first quarter of 1994 included the non-recurring SFAS 112 charge of $719,000, or $0.06 per share. In the first quarter of 1993 the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, resulting in a positive adjustment to income of $360,000, or $0.03 per share. The earnings per share comparison was affected by the larger number of shares outstanding in 1994 as a result of the public offering of 1.35 million shares in July 1993.

         Excluding the cumulative effects of accounting changes from both years, net income for the 1994 first quarter increased 46.4% to $4.9 million, or $0.38 per share, compared with $3.3 million, or $0.29 per share, for the first quarter of 1993. The gain in net income, reflected improvements in operating profits in both the publishing and broadcasting segments, primarily as a result of increased revenues.

         The increased depreciation, amortization and, to a lesser extent, interest expense resulting from the 1993 acquisitions of WESH and KCCI had a negative impact on the Company's 1994 first quarter net income of $0.08 per share. It is expected that the per share dilution will be in the ten to fifteen cent range for the full year of 1994 and minimal thereafter. The depreciation and amortization is tax deductible, and the Company's after-tax cash flow will be favorably impacted. After-tax cash flow is defined as net income plus depreciation and amortization.

PUBLISHING

         Operating revenues from the Company's publishing segment for the first quarter of 1994 increased 6.1%, to $72.2 million from $68.1 million in the first quarter of 1993, primarily reflecting increased revenues from advertising, particularly classified, at all three newspaper properties.

         Newspaper advertising revenues increased $3 million (7.8%) in the first quarter of 1994. A $3.4 million increase generated by higher advertising volume was partially offset by the price effect, totalling $400,000, of lower average rates. Effective January 1994, certain categories of advertising rates were increased at all publishing properties in varying percentages ranging from 3% to 6.5%. Average rates for the first quarter were higher in Tucson and Chicago but were more than offset by lower average rates at the Post-Dispatch due to the mix of advertising, frequency discounts and competitive pricing pressures.

         Circulation revenues for the first quarter of 1994 were virtually unchanged from the prior year first quarter. The benefit ($43,000) of circulation price increases was offset by revenue declines in an approximately equal amount due to average circulation decreases at the Post-Dispatch.

         The home delivered price of the daily Post-Dispatch was increased $0.52 per month, effective March 1, 1993. Average daily and Sunday circulation of the Post-Dispatch for the first quarter of 1994 was 346,046 and 567,680 compared to 349,240 and 568,757 for the corresponding 1993 period, decreases of 0.9% and 0.2%, respectively.

         The single copy price of the daily edition of the Arizona Daily Star was increased to $0.50 from $0.35 as of October 4, 1993.

         Operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the publishing segment, excluding the St. Louis Agency adjustment, increased 4% to $63.8 million for the 1994 first quarter compared to $61.4 million for the same period in the prior year. The increase was principally attributable to increased overall personnel costs of $1 million, increased circulation delivery expense of $431,000 and one-time termination inducements of $416,000 at the Post-Dispatch.

         Operating income from the Company's publishing activities for the first quarter of 1994 increased 24.9% to $5.7 million from $4.6 million due to increased revenues.

         During the first quarter of 1994, newsprint prices continued a downward trend which began in the fourth quarter of 1993. Newsprint expense for the 1994 first quarter was virtually unchanged from the 1993 first quarter as the benefit from lower prices was offset by higher newsprint consumption. For future periods, a material increase in the price of newsprint could have a significant effect on the performance of the publishing segment.


BROADCASTING

         Broadcasting operating revenues for the first quarter of 1994 increased 53.6%, to $39.2 million from $25.5 million in the comparable quarter of 1993. Revenue comparisons were affected by the acquisitions of television stations WESH and KCCI during the third quarter of 1993. Excluding the 1994 revenues of WESH and KCCI from the comparison, broadcasting revenues would have increased 13.5% for the 1994 first quarter. Exclusive of WESH and KCCI, local and national spot advertising increased 15.8% and 13.4%, respectively, while network compensation declined 2.4%. Political advertising revenue increased approximately $679,000 in the 1994 first quarter.

         Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the first quarter of 1994 increased 47.9%, to $32.4 million from $21.9 million in the first quarter of the prior year. Excluding WESH and KCCI, operating expenses would have increased 2.4%. This increase, on a comparable basis, was due primarily to a $775,000 increase in overall personnel costs which was partially offset by a $325,000 decrease in programming rights expense.

         Operating income from the broadcasting segment increased 89.2%, to $6.7 million from $3.6 million, principally due to increased advertising revenues. Excluding WESH and KCCI, broadcasting operating income would have increased 81.8% in the 1994 first quarter.


LIQUIDITY AND CAPITAL RESOURCES

         Outstanding debt, inclusive of the short-term portion of long-term debt, as of March 31, 1994, was $176.2 million, unchanged from the balance at December 31, 1993. On April 22, 1994, the Company made a scheduled repayment of $14.3 million under its Senior Note Agreement maturing in 1997.

         As of March 31, 1994, the Company's long-term borrowings consisted of approximately $157.3 million of fixed rate senior notes with The Prudential Insurance Company of America and approximately $18.6 million of borrowings under a variable rate credit agreement with Canadian Imperial Bank of Commerce as Agent ("CIBC"). At March 31, 1994, $4 million was unused but available for borrowing under the revolving credit portion of the CIBC credit agreement.

         The Company's Senior Note Agreements and bank credit agreement require it to maintain certain financial ratios, place restrictions on the payment of dividends and prohibit new borrowings, except as permitted thereunder.

         Commitments for capital expenditures as of March 31, 1994, were approximately $6.9 million, principally relating to normal capital equipment replacements. Capital expenditures to be made in fiscal 1994 are estimated to be approximately $14 million. Commitments for film contracts and license fees as of March 31, 1994 were approximately $9.3 million. At March 31, 1994, the Company had working capital of $63.7 million and a current ratio of 1.98 to 1. This compares to working capital of $59.2 million and a current ratio of 1.96 to 1 at December 31, 1993.

         The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, film contract and license fees, working capital requirements, debt installments and dividend payments.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - --------------------------------------------------------------------------------
         (a)     Not applicable.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter for which this report was filed.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PULITZER PUBLISHING COMPANY
                                               (Registrant)


Date:  May 9, 1994                      /s/  Ronald H. Ridgway
                                       ----------------------------
                                           (Ronald H. Ridgway)
                                           Director; Senior Vice-President-
                                           Finance
                                           (on behalf of the Registrant
                                           and as principal financial
                                           officer)