Form 10-Q
period 1994-06-30
PULITZER PUBLISHING CO
filed 1994-08-10
CIK 805357

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

     (Mark One)
     /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 1994
                                       OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from__________________to_________________

                         COMMISSION FILE NUMBER 1-9329


                          PULITZER PUBLISHING COMPANY
             (Exact name of registrant as specified in its charter)


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

               CLASS                                    OUTSTANDING    7/31/94

            COMMON STOCK                                      3,530,719
        CLASS B COMMON STOCK                                  9,466,566

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                               Second Quarter Ended            Two Quarters Ended
                                                                     June 30,                       June 30,
                                                             ------------------------       ------------------------
                                                                1994           1993            1994           1993
                                                                ----           ----            ----           ----
OPERATING REVENUES - NET:                                           (Unaudited)                    (Unaudited)
  Publishing:
    Advertising                                               $ 45,691       $ 42,683         $ 87,300       $ 81,266
    Circulation                                                 19,509         19,661           39,469         39,608
    Other                                                       11,238         10,791           21,905         20,367
  Broadcasting                                                  46,292         31,194           85,447         56,679
                                                            ----------    -----------      -----------    -----------
           Total operating revenues                            122,730        104,329          234,121        197,920
                                                            ----------    -----------      -----------    -----------

OPERATING EXPENSES:
  Publishing operations                                         31,529         32,206           62,967         62,849
  Broadcasting operations                                       15,109         11,102           30,368         22,289
  Selling, general and administrative                           43,448         39,345           86,381         77,407
  St. Louis Agency adjustment                                    4,233          2,835            6,952          5,037
  Depreciation and amortization                                  7,580          4,328           15,142          8,631
                                                            ----------    -----------      -----------    -----------
           Total operating expenses                            101,899         89,816          201,810        176,213
                                                            ----------    -----------      -----------    -----------

  Operating income                                              20,831         14,513           32,311         21,707
                                                            ----------    -----------      -----------    -----------

  Interest income                                                  430            239              807            537
  Interest expense                                              (3,084)        (1,501)          (6,400)        (3,220)
  Net other expense                                               (445)          (302)            (693)          (526)
                                                            -----------   ------------     ------------   ------------
           Total                                                (3,099)        (1,564)          (6,286)        (3,209)
                                                            -----------   ------------     ------------   ------------

INCOME BEFORE PROVISION FOR INCOME
  TAXES AND CUMULATIVE EFFECTS OF
  CHANGES IN ACCOUNTING PRINCIPLES                              17,732         12,949           26,025         18,498

PROVISION FOR INCOME TAXES                                       7,232          5,099           10,642          7,312
                                                            ----------    -----------      -----------    -----------

INCOME BEFORE CUMULATIVE EFFECTS OF
  CHANGES IN ACCOUNTING PRINCIPLES                              10,500          7,850           15,383         11,186

CUMULATIVE EFFECTS OF CHANGES IN
  ACCOUNTING PRINCIPLES, NET OF
  APPLICABLE INCOME TAXES                                                                         (719)           360
                                                            ----------    -----------      -----------    -----------

NET INCOME                                                    $ 10,500       $  7,850         $ 14,664       $ 11,546
                                                            ==========    ===========      ===========    ===========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (CONTINUED)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                               Second Quarter Ended            Two Quarters Ended
                                                                     June 30,                        June 30,
                                                              ------------------------       ------------------------
                                                                1994           1993             1994          1993
                                                                ----           ----             ----          ----
                                                                    (Unaudited)                     (Unaudited)
EARNINGS PER SHARE OF STOCK
  (COMMON AND CLASS B COMMON):
  Income before cumulative effects of
    changes in accounting principles                           $  .81         $  .68           $ 1.19         $  .97
  Cumulative effects of changes in
    accounting principles                                                                        (.06)           .03
                                                              --------       --------         ---------     ---------

           Total                                               $  .81         $  .68           $ 1.13         $ 1.00
                                                              ========       ========         ========      =========

WEIGHTED AVERAGE NUMBER OF SHARES
  (COMMON AND CLASS B COMMON
  STOCK) OUTSTANDING                                           12,991         11,599           12,983         11,590
                                                              =======        =======          =======        =======


See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS  OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS)

                                                                               JUNE 30,         DEC. 31,
                                                                                 1994             1993
                                                                              ----------       ----------
                                                                              (Unaudited)
 ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                                                    $41,216          $34,970
   Trade accounts receivable (less allowance for doubtful
     accounts of $3,009 and $2,575)                                              63,222           61,953
   Inventory                                                                      4,620            5,912
   Prepaid expenses and other                                                     3,932            6,959
   Program rights                                                                 8,049           11,285
                                                                               --------         --------

               Total current assets                                             121,039          121,079
                                                                               --------         --------

 PROPERTIES:
   Land                                                                          12,204           12,204
   Buildings                                                                     69,816           69,315
   Machinery and equipment                                                      184,907          181,939
   Construction in progress                                                       4,089            2,937
                                                                               --------         --------
               Total                                                            271,016          266,395
   Less accumulated depreciation                                                135,273          125,497
                                                                               --------         --------

               Properties - net                                                 135,743          140,898
                                                                               --------         --------

 INTANGIBLE AND OTHER ASSETS:
   Intangible assets - net of applicable amortization                           139,291          144,140
   Receivable from The Herald Company                                            42,598           40,190
   Program rights, long-term portion                                              2,550            4,305
   Other                                                                         18,038           12,491
                                                                               --------         --------

               Total intangible and other assets                                202,477          201,126
                                                                               --------         --------

                    TOTAL                                                      $459,259         $463,103
                                                                               ========         ========


See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                JUNE 30,         DEC. 31,
                                                                                  1994             1993
                                                                              -------------    -------------
 LIABILITIES AND STOCKHOLDERS' EQUITY                                         (Unaudited)

 CURRENT LIABILITIES:
   Trade accounts payable                                                       $17,457          $13,292
   Current portion of long-term debt                                             14,325           14,320
   Salaries, wages and commissions                                               10,471           10,314
   Income taxes payable                                                           1,821            4,272
   Program contracts payable                                                      7,319           10,899
   Interest payable                                                               4,032            4,751
   Pension obligations                                                              825              588
   Other                                                                          5,293            3,440
                                                                               --------         --------
               Total current liabilities                                         61,543           61,876
                                                                               --------         --------

 LONG-TERM DEBT                                                                 141,631          161,920
                                                                               --------         --------

 PROGRAM CONTRACTS PAYABLE                                                        2,943            4,234
                                                                               --------         --------

 PENSION OBLIGATIONS                                                             25,633           23,377
                                                                               --------         --------

 POSTRETIREMENT BENEFIT OBLIGATION                                               88,692           85,928
                                                                               --------         --------

 OTHER LONG-TERM LIABILITIES                                                      7,174            3,625
                                                                               --------         --------

 STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 25,000,000 shares
     authorized; issued and outstanding - none
   Common stock, $.01 par value; 100,000,000 shares authorized;
     issued - 3,534,164 in 1994 and 3,510,850 in 1993                                35               35
   Class B common stock, convertible, $.01 par value; 50,000,000 shares authorized; issued - 15,848,848 in 1994 and
     15,849,848 in 1993                                                             158              158
   Additional paid-in capital                                                   121,392          120,908
   Retained earnings                                                            197,681          188,665
                                                                               --------         --------
               Total                                                            319,266          309,766

   Treasury stock - at cost; 8,345 shares of common stock
     and 6,382,282 shares of Class B common stock in
     1994 and 1993                                                             (187,623)        (187,623)
                                                                               --------         --------
               Total stockholders' equity                                       131,643          122,143
                                                                               --------         --------


                    TOTAL                                                      $459,259         $463,103
                                                                               ========         ========


 See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)

                                                                                    TWO QUARTERS ENDED
                                                                                          JUNE 30,
                                                                                ---------------------------
                                                                                   1994             1993
                                                                                ----------        ---------
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $14,664           $11,546
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Non-cash items:
      Cumulative effects of changes in accounting principles,
        net of applicable income taxes                                               719              (360)
      Depreciation                                                                10,196             6,498
      Amortization of intangibles                                                  4,946             2,133
      Incremental increase in postretirement benefit obligation                    1,537             1,347
      Changes in assets and liabilities which provided (used) cash:
        Trade accounts receivable                                                 (1,269)            1,052
        Inventory                                                                  1,292            (1,189)
        Other assets                                                               2,838            (1,646)
        Trade accounts payable and other liabilities                               4,253             1,570
        Income taxes payable                                                      (2,451)              260
        Program rights - net of contracts payable                                    120              (155)
                                                                               ----------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         36,845            21,056
                                                                               ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (5,052)           (7,713)
  Investment in joint venture                                                     (2,000)
  Decrease in notes receivable                                                        17               111
                                                                               ----------        ---------
NET CASH USED IN INVESTING ACTIVITIES                                             (7,035)           (7,602)
                                                                               -----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on long-term debt                                                   (20,284)          (14,279)
  Dividends paid                                                                  (3,764)           (3,129)
  Proceeds from exercise of stock options                                            484               608
                                                                               -----------       ----------
NET CASH USED IN FINANCING ACTIVITIES                                            (23,564)          (16,800)
                                                                               -----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                      6,246            (3,346)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                                         34,970            29,914
                                                                               ----------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $41,216           $26,568
                                                                               ==========        =========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.   ACCOUNTING POLICIES

     Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments except for the cumulative effect adjustments discussed in Notes 3 and 4, necessary to present fairly Pulitzer Publishing Company's financial position as of June 30, 1994 and the results of operations and cash flows for the six month periods ended June 30, 1994 and 1993. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

     Fiscal Year and Fiscal Quarters - The Company's fiscal year and second quarter end on the Sunday coincident with or prior to December 31 and June 30, respectively. For ease of presentation, the Company has used December 31 as the year end and June 30 as the second quarter end.

     Earnings Per Share of Stock - Earnings per share of stock have been computed using the weighted average number of common and Class B common shares outstanding during the applicable period. On July 9, 1993, the Company issued 1.35 million shares of common stock in a public offering.

     Intangible Assets - Management periodically evaluates the recoverability of the Company's intangible assets based upon the undiscounted cash flow method. If a permanent impairment in value is determined to exist, any necessary write-down will be charged to operations.

2.   DIVIDENDS

     In the first quarter of 1993, two dividends of $0.135 per share were declared, payable on February 1, 1993 and May 3, 1993. In the second quarter of 1993, a dividend of $0.135 per share was declared, payable on August 2, 1993. In the third quarter of 1993, a dividend of $0.135 per share was declared, payable on November 1, 1993. In the first quarter of 1994, two dividends of $0.145 per share were declared, payable on February 1, 1994 and May 2, 1994. In the second quarter of 1994, a dividend of $0.145 per share was declared, payable on August 1, 1994.

     In addition, a 10% stock dividend on the Company's common and Class B common stock was declared on January 4, 1993, payable on January 22, 1993.

3.   POSTEMPLOYMENT BENEFITS

     Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits ("SFAS 112"), to account for certain disability benefits at the St. Louis Post-Dispatch. SFAS 112 requires that the cost of these benefits provided to former employees prior to retirement be recognized on the accrual basis of accounting. Previously, the Company recognized its postemployment benefit costs when paid. The cumulative effect of adopting SFAS 112 was a reduction of 1994 first quarter net income by approximately $719,000 or $0.06 per share. After recording the cumulative effect adjustment, the Company's on-going expense under the new standard will not differ significantly from the prior pay-as-you-go basis.

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

4.   INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The first quarter of 1993 included a positive adjustment to income of $360,000, or $0.03 per share, reflecting the recalculation of certain deferred income taxes at the current federal statutory rate as opposed to the higher tax rates which were in effect when certain of the deferred income taxes originated.

5.   ACQUISITION OF PROPERTIES

     The second quarter and first six months of 1994 included the operations of television stations WESH (Daytona Beach/Orlando, Florida), acquired on June 30, 1993, and KCCI (Des Moines, Iowa), acquired on September 9, 1993. After deducting acquisition-related depreciation and amortization ($3.5 million - second quarter and $7 million - first six months) and interest charges ($1.9 million - second quarter and $3.9 million - first six months) from operating cash flow (defined as operating income plus depreciation and amortization), the negative after-tax effect on earnings for the second quarter and first six months of 1994 was approximately $91,000 and $1.1 million, respectively.

6.   BUSINESS SEGMENTS

     The Company's operations are divided into two business segments, publishing and broadcasting. The following is a summary of operating data by segment (in thousands):

                                                    Second Quarter Ended             Two Quarters Ended
                                                          June 30,                        June 30,
                                                ---------------------------       ------------------------
                                                    1994           1993             1994           1993
                                                    ----           ----             ----           ----
     Operating revenues:
       Publishing                                 $ 76,438      $  73,135         $148,674       $141,241
       Broadcasting (a)                             46,292         31,194           85,447         56,679
                                                -----------     ----------      -----------    -----------
               Total                              $122,730      $ 104,329         $234,121       $197,920
                                                ===========     ==========      ===========    ===========

     Operating income (loss):
       Publishing                                $   8,552      $   6,558         $ 14,240       $ 11,112
       Broadcasting (a)                             13,290          8,826           20,029         12,387
       Corporate                                    (1,011)          (871)          (1,958)        (1,792)
                                                -----------     ----------      -----------    -----------
               Total                              $ 20,831      $  14,513         $ 32,311       $ 21,707
                                                ===========     ==========      ===========    ===========

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

                                                    Second Quarter Ended             Two Quarters Ended
                                                          June 30,                        June 30,
                                                ---------------------------       ------------------------
                                                     1994           1993             1994           1993
                                                     ----           ----             ----           ----
     Depreciation and Amortization:
         Publishing                                $  1,538       $  1,718        $   3,065      $   3,428
         Broadcasting (a)                             6,042          2,610           12,077          5,203
                                                   --------       --------         --------      ---------
               Total                               $  7,580       $  4,328         $ 15,142      $   8,631
                                                   ========       ========         ========      =========

     Operating Margins (Operating
         Income to Revenues):
         Publishing (b)                               16.7%          12.8%            14.3%          11.4%
         Broadcasting (a)                             28.7%          28.3%            23.4%          21.9%

     (a) Second quarter and two quarters ended June 30, 1994 included the results of WESH and KCCI.

     (b) Operating margins for publishing stated with St. Louis Agency adjustment added back to publishing operating income.

7.   STOCKHOLDERS' EQUITY

     On May 11, 1994, the Company's stockholders adopted the Pulitzer Publishing Company 1994 Key Employees' Restricted Stock Purchase Plan (the "Stock Plan") and the Pulitzer Publishing Company 1994 Stock Option Plan (the "Plan"). The Stock Plan and the Plan replaced the Pulitzer Publishing Company 1986 Key Employees' Restricted Stock Purchase Plan and the Pulitzer Publishing Company 1986 Employee Stock Option Plan, respectively.

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


CONSOLIDATED

         Operating revenues for the second quarter and first six months of 1994 increased 17.6% and 18.3%, respectively, compared with the corresponding periods in the preceding year. Revenue comparisons were affected by the acquisitions of television stations WESH and KCCI on June 30, 1993 and September 9, 1993, respectively. The 1994 second quarter and first six months included the results of WESH and KCCI's operations while no amounts for the two stations were included in the prior year periods. Excluding WESH and KCCI from the comparisons, consolidated revenues would have increased 6% and 7% for the second quarter and first six months of 1994, respectively. The increases reflected gains in both broadcasting and publishing revenues.

         Operating expenses, excluding the St. Louis Agency adjustment, in the second quarter and first six months of 1994 increased 12.3% and 13.8%, respectively, over the comparable 1993 periods. Excluding WESH and KCCI from the comparisons, consolidated operating expenses would have increased 0.4% and 2%, respectively. These increases, excluding WESH and KCCI, were primarily attributable to increased overall personnel costs ($774,000 -second quarter and $2.5 million - year to date), increased circulation delivery expense ($204,000
- - - second quarter and $609,000 - year to date) and an increase in one-time termination inducements of $265,000 at the St. Louis Post-Dispatch (the "Post-Dispatch") for the first six months of 1994. Expense increases were partially offset by decreased newsprint expense ($899,000 - second quarter and $943,000 - year to date) and decreased programming rights expense of $283,000 for the year to date period.

         Operating income in the 1994 second quarter and first six months was $20.8 million (43.5% increase) and $32.3 million (48.9% increase), respectively. Excluding WESH and KCCI from the comparisons, operating income would have increased 31.2% and 39.4%, respectively, for the 1994 second quarter and first six months. The 1994 increases reflected improvements in operating income in both the publishing and broadcasting segments due to a combination of increased revenues and modest cost increases.

         Interest expense increased $1.6 million in the 1994 second quarter and $3.2 million in the first six months, due to higher debt levels. Interest expense on new long-term borrowings related to the WESH and KCCI acquisitions amounted to $1.9 million in the 1994 second quarter and $3.9 million in the first six months. The Company's average debt levels for the second quarter and the first six months of 1994 increased to $164.5 million and $170.4 million from $61.5 million and $66.8 million in the respective periods in the prior year. Lower rates on the new long-term borrowings reduced the Company's average interest rate for both the second quarter and first six months of 1994 to 7.4% from 8.9% in both prior year periods. Interest expense also included a declining interest factor related to annual payments (1990-1994) under a non-competition agreement entered into in connection with the 1989 acquisition of television station WDSU in New Orleans. Interest income for the second quarter and first six months of 1994 increased $191,000 and $270,000, respectively, due to both higher average balances of invested funds and higher interest rates.

         The effective income tax rate for the second quarter and the first six months of 1994 increased to 40.8% and 40.9%, respectively, from 39.4% and 39.5% in the respective periods of the prior year. The higher rates in 1994 resulted primarily from the Revenue Reconciliation Act of 1993 which increased the federal corporate tax rate by 1%. The effective tax rates in both years reflected the effect of approximately $125,000 per quarter of non-deductible goodwill amortization expense. It is expected that, on an annual basis, the effective tax rate for 1994 will be approximately 41%. For the full year 1993, the effective tax rate was 39.9%.

         As discussed in Note 3 to the interim financial statements for the quarter ended June 30, 1994, effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits ("SFAS 112") and recorded its initial liability thereunder, resulting in a one-time after-tax charge of $719,000. After recording the one-time charge, the Company's on-going expense under SFAS 112 will not differ significantly from the prior pay-as-you-go basis.

         Net income in the 1994 second quarter increased 33.8% to $10.5 million, or $0.81 per share, from $7.9 million, or $0.68 per share, in the second quarter of 1993. Net income for the first six months of 1994 increased 27% to $14.7 million, or $1.13 per share, from $11.5 million, or $1.00 per share, a year ago. The first six months of 1994 included the non-recurring SFAS 112 charge of $719,000, or $0.06 per share. In the first quarter of 1993 the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, resulting in a positive adjustment to income of $360,000, or $0.03 per share.

         Excluding the cumulative effects of accounting changes from both years, net income for the first six months of 1994 increased 37.5% to $15.4 million, or $1.19 per share, from $11.2 million, or $0.97 per share, for the first half of the prior year.

         The 1994 gains in net income reflected improvements in operating profits in both the publishing and broadcasting segments due to a combination of increased revenues and modest cost increases. The Company's earnings per share comparisons between years were affected by the larger number of shares outstanding in 1994 as a result of the public offering of 1.35 million shares in July 1993.

         The increased depreciation, amortization and, to a lesser extent, interest expense resulting from the 1993 acquisitions of WESH and KCCI had a negative impact of $0.08 per share on the Company's net income for the first six months of 1994, which all related to the first quarter. It is expected that the per share dilution will be in the ten to fifteen cent range for the full year of 1994 and minimal thereafter. The depreciation and amortization is tax deductible, and the Company's after-tax cash flow will be favorably impacted. After-tax cash flow is defined as net income plus depreciation and amortization.

PUBLISHING

         Operating revenues from the Company's publishing segment for the second quarter and first six months of 1994 increased 4.5% and 5.3%, respectively, over the comparable periods in 1993, primarily reflecting increased revenues from advertising, particularly classified, at all three newspaper locations.

         Newspaper advertising revenues increased $3 million (7%) in the second quarter and $6 million (7.4%) in the first six months of 1994. The second quarter increase resulted from higher advertising volume which contributed $2.3 million and higher average rates which contributed $700,000. Similarly, the year to date increase reflected $5.7 million generated by higher advertising volume and $300,000 generated by higher average rates. Effective January 1994, certain categories of advertising rates were increased at all publishing properties in varying percentages ranging from 3% to 6.5%.

         Circulation revenues decreased 0.8% for the second quarter and 0.4% for the first six months of 1994. The slight revenue declines for both 1994 periods resulted from average circulation decreases at the Post-Dispatch while average circulation rates were virtually unchanged from the prior year periods.

         Average daily and Sunday circulation of the Post-Dispatch for the second quarter of 1994 was 339,413 and 552,913 compared to 345,196 and 562,584, respectively, for the corresponding 1993 period.

         Operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the publishing segment, excluding the St. Louis Agency adjustment, decreased 0.1% for the second quarter while increasing 1.9% for the first six months of 1994. The decrease in second quarter expenses was principally attributable to decreased newsprint expense ($899,000), due to lower newsprint prices, which offset increases in overall personnel costs ($412,000) and circulation delivery expense ($204,000). The increase in expenses for the first six months resulted primarily from increases in overall personnel costs ($1.4 million), circulation delivery expense ($609,000) and inducement costs at the Post-Dispatch ($265,000), which increases were partially offset by a decline in newsprint expense ($943,000) due to lower newsprint prices.

         Operating income from the Company's publishing activities in the 1994 second quarter increased 30.4% to $8.6 million from $6.6 million and in the first six months increased 28.1% to $14.2 million from $11.1 million due to increased revenues combined with a marginal decline in second quarter expenses and a modest increase in costs for the sixth-month period.

        The publishing segment's results for the 1994 second quarter and first six months were favorably impacted by a continued downward trend in newsprint prices which began in the fourth quarter of 1993. The decline in newsprint prices from the year ago periods was substantial enough to more than offset higher newsprint consumption generated by increased advertising volumes. The Company expects newsprint prices to increase for the second half of 1994. Any material increases in the price of newsprint would significantly effect the future performance of the publishing segment.


BROADCASTING

         Broadcasting operating revenues for the second quarter and first six months of 1994 increased 48.4% and 50.8% over the comparable 1993 periods. Revenue comparisons were affected by the Company's acquisition of television stations WESH and KCCI in the third quarter of 1993. Excluding WESH and KCCI from the comparisons, broadcasting revenues would have increased 9.5% and 11.3% for the second quarter and first six months of 1994, respectively. Exclusive of WESH and KCCI, local spot advertising increased 5.7% and 10.2%, respectively, for the second quarter and first six months; national spot advertising increased 15.9% and 14.8%, respectively, for the second quarter and first six months; and network compensation declined 0.5% and 1.5%, respectively, for the second quarter and six-month period. Political advertising, including WESH and KCCI, increased $1.5 million and $2.2 million, respectively, for the second quarter and first six months of 1994.

         Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the second quarter and first six months of 1994 increased 47.5% and 47.7%, respectively, compared to the prior year periods. Excluding WESH and KCCI from the comparisons, operating expenses would have increased 1.3% and 1.9%, respectively, for the second quarter and first six months of 1994. These increases, on a comparable basis, were due primarily to higher overall personnel costs of $321,000 and $1.1 million, respectively, for the second quarter and first six months of 1994. The increase for the first six months was partially offset by a decrease in programming rights expense of $283,000.

         Operating income from broadcasting operations in the 1994 second quarter increased 50.6% to $13.3 million from $8.8 million and in the first six months increased 61.7% to $20 million from $12.4 million. Excluding WESH and KCCI, broadcasting operating income would have increased 30.2% and 45% in the 1994 second quarter and first six months, respectively, due to increased advertising revenues and modest expense increases.


LIQUIDITY AND CAPITAL RESOURCES

         Outstanding debt, inclusive of the short-term portion of long-term debt, as of June 30, 1994, was $156 million, compared with $176.2 million at December 31, 1993. The decrease since the prior year end reflects a scheduled repayment of $14.3 million under the Company's Senior Note Agreement maturing in 1997 and a $6 million prepayment of revolving credit borrowings under its credit agreement with Canadian Imperial Bank of Commerce as Agent ("CIBC").

         As of June 30, 1994, the Company's long-term borrowings, exclusive of a capital lease, consisted of approximately $143 million of fixed rate senior notes with The Prudential Insurance Company of America and approximately $12.6 million of borrowings under the variable rate CIBC credit agreement. At June 30, 1994, $10 million was unused but available for borrowing under the revolving credit portion of the CIBC credit agreement.

         The Company's Senior Note Agreements and bank credit agreement require it to maintain certain financial ratios, place restrictions on the payment of dividends and prohibit new borrowings, except as permitted thereunder.

         Commitments for capital expenditures as of June 30, 1994, were approximately $8.4 million, principally relating to normal capital equipment replacements. Capital expenditures to be made in fiscal 1994 are estimated to be approximately $14 million. Commitments for film contracts and license fees as of June 30, 1994 were approximately $22.9 million. At June 30, 1994, the Company had working capital of $59.5 million and a current ratio of 1.97 to 1. This compares to working capital of $59.2 million and a current ratio of 1.96 to 1 at December 31, 1993.

         The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, film contract and license fees, working capital requirements, debt installments and dividend payments.

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

       (a)       The Annual Meeting of Stockholders was held on May 11, 1994.

       (b)       Not applicable.

       (c) The following nominees for election as director received the votes indicated:

                                            For         Withheld     Abstain
                                            ---         --------     -------

                 Michael E. Pulitzer     97,475,867        0          48,530
                 Ronald H. Ridgway       97,476,817        0          47,580
                 Peter J. Repetti        97,476,051        0          48,346

                 The adoption of the Pulitzer Publishing Company 1994 Key Employees' Restricted Stock Purchase Plan was approved by the vote indicated:

                 For:                    96,650,594
                 Against:                   379,970
                 Broker non-votes:          458,657
                 Abstain:                    35,176

                 The adoption of the Pulitzer Publishing Company 1994 Stock Option Plan was approved by the vote indicated:

                 For:                    96,063,808
                 Against:                   965,521
                 Broker non-votes:          458,657
                 Abstain:                    36,411

                 The selection of Deloitte & Touche as the Company's independent auditors was approved by the vote indicated:

                 For:                    97,514,087
                 Against:                     6,219
                 Abstain:                     4,091

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


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


                                    PULITZER PUBLISHING COMPANY
                                            (Registrant)


Date:  August 10, 1994                   /s/  Ronald H. Ridgway
                                     -----------------------------------
                                        (Ronald H. Ridgway)
                                        Director; Senior Vice-President-
                                        Finance
                                        (on behalf of the Registrant
                                        and as principal financial
                                        officer)