Form 10-Q
period 1994-09-30
PULITZER PUBLISHING CO
filed 1994-11-01
CIK 805357

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q
         (Mark One)
         /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 1994
                                       OR
         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
         For the transition period from__________________to_________________

                        COMMISSION FILE NUMBER 1-9329

                  ----------------------------------------

                         PULITZER PUBLISHING COMPANY
            (Exact name of registrant as specified in its charter)

                  ----------------------------------------

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

                  ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                   YES /X/                          NO / /

                  ----------------------------------------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                         OUTSTANDING 9/30/94
           -------------------------------------------------------------
                 COMMON STOCK                           3,534,032
             CLASS B COMMON STOCK                       9,466,566
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- - --------------------------------------------------------------------------------
PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                                Third Quarter Ended            Three Quarters Ended
                                                                   September 30,                   September 30,
                                                               --------------------            --------------------
OPERATING REVENUES - NET:                                       1994           1993             1994           1993
                                                                ----           ----             ----           ----
  Publishing                                                        (Unaudited)                     (Unaudited)
    Advertising                                               $ 44,152       $ 41,718         $131,452       $122,984
    Circulation                                                 19,131         19,355           58,600         58,963
    Other                                                       11,016         10,242           32,921         30,609
  Broadcasting                                                  42,645         35,518          128,092         92,197
                                                              --------       --------         --------       --------
           Total operating revenues                            116,944        106,833          351,065        304,753
                                                              --------       --------         --------       --------

OPERATING EXPENSES:
  Publishing operations                                         31,651         32,114           94,618         94,963
  Broadcasting operations                                       15,219         14,700           45,587         36,989
  Selling, general and administrative                           42,378         41,690          128,759        119,097
  St. Louis Agency adjustment                                    3,452          2,145           10,404          7,182
  Depreciation and amortization                                  7,604          7,394           22,746         16,025
                                                              --------       --------         --------       --------
           Total operating expenses                            100,304         98,043          302,114        274,256
                                                              --------        -------         --------       --------

  Operating income                                              16,640          8,790           48,951         30,497
                                                              --------       --------         --------       --------
  Interest income                                                  514            238            1,321            775
  Interest expense                                              (2,682)        (3,224)          (9,082)        (6,444)
  Equity in joint ventures                                        (128)                           (330)
  Net other expense                                               (219)          (293)            (710)          (819)
                                                              --------       --------         --------       --------
           Total                                                (2,515)        (3,279)          (8,801)        (6,488)
                                                              --------       --------         --------       --------

INCOME BEFORE PROVISION FOR INCOME
  TAXES AND CUMULATIVE EFFECTS OF
  CHANGES IN ACCOUNTING PRINCIPLES                              14,125          5,511           40,150         24,009

PROVISION FOR INCOME TAXES                                       5,771          2,216           16,413          9,528
                                                              --------       --------         --------       --------

INCOME BEFORE CUMULATIVE EFFECTS OF
  CHANGES IN ACCOUNTING PRINCIPLES                               8,354          3,295           23,737         14,481

CUMULATIVE EFFECTS OF CHANGES IN
  ACCOUNTING PRINCIPLES, NET OF
  APPLICABLE INCOME TAXES                                            -              -             (719)           360
                                                              --------       --------         --------       --------
NET INCOME                                                    $  8,354       $  3,295         $ 23,018       $ 14,841
                                                              =========      =========        =========      =========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (CONTINUED)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                                Third Quarter Ended             Three Quarters Ended
                                                                   September 30,                    September 30,
                                                                -------------------             -------------------
                                                                1994           1993             1994           1993
                                                                ----           ----             ----           ----
                                                                    (Unaudited)                     (Unaudited)
EARNINGS PER SHARE OF STOCK
  (COMMON AND CLASS B COMMON):
  Income before cumulative effects of
    changes in accounting principles                           $  .64         $  .25           $ 1.83         $ 1.21
  Cumulative effects of changes in
    accounting principles                                           -              -             (.06)           .03
                                                               -------        -------          -------        -------
           Total                                               $  .64         $  .25           $ 1.77         $ 1.24
                                                               =======        =======          =======        =======
WEIGHTED AVERAGE NUMBER OF SHARES
  (COMMON AND CLASS B COMMON
  STOCK) OUTSTANDING                                           12,999         12,952           12,988         11,999
                                                               =======        =======          =======        =======


See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS)

                                                                             September 30,       December 31,
                                                                                  1994               1993
                                                                             -------------       ------------
                                                                               (Unaudited)
 ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                                                      $40,071        $34,970
   Trade accounts receivable (less allowance for doubtful
     accounts of $3,142 and $2,575)                                                60,439         61,953
   Inventory                                                                        3,819          5,912
   Prepaid expenses and other                                                       5,843          6,959
   Program rights                                                                  11,671         11,285
                                                                               ----------      ---------
               Total current assets                                               121,843        121,079
                                                                               ----------      ---------
 PROPERTIES:
   Land                                                                            12,204         12,204
   Buildings                                                                       69,865         69,315
   Machinery and equipment                                                        187,260        181,939
   Construction in progress                                                         5,594          2,937
                                                                               ----------      ---------
               Total                                                              274,923        266,395
   Less accumulated depreciation                                                  140,366        125,497
                                                                               ----------      ---------
               Properties - net                                                   134,557        140,898
                                                                               ----------      ---------
 INTANGIBLE AND OTHER ASSETS:
   Intangible assets - net of applicable amortization                             136,847        144,140
   Receivable from The Herald Company                                              43,212         40,190
   Program rights, long-term portion                                                3,204          4,305
   Other                                                                           18,523         12,491
                                                                               ----------      ---------
               Total intangible and other assets                                  201,786        201,126
                                                                               ----------      ---------
                    TOTAL                                                        $458,186       $463,103
                                                                               ==========      =========


See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            September 30,    December 31,
                                                                                  1994           1993
                                                                               ----------      ---------
 LIABILITIES AND STOCKHOLDERS' EQUITY                                           (Unaudited)
 CURRENT LIABILITIES:
   Trade accounts payable                                                         $15,264        $13,292
   Current portion of long-term debt                                               14,844         14,320
   Salaries, wages and commissions                                                 11,526         10,314
   Income taxes payable                                                               526          4,272
   Program contracts payable                                                       11,494         10,899
   Interest payable                                                                 2,874          4,751
   Pension obligations                                                                930            588
   Other                                                                            5,174          3,440
                                                                               ----------      ---------
               Total current liabilities                                           62,632         61,876
                                                                               ----------      ---------
 LONG-TERM DEBT                                                                   131,090        161,920
                                                                               ----------      ---------
 PROGRAM CONTRACTS PAYABLE                                                          3,073          4,234
                                                                               ----------      ---------
 PENSION OBLIGATIONS                                                               25,809         23,377
                                                                               ----------      ---------
 POSTRETIREMENT BENEFIT OBLIGATION                                                 90,073         85,928
                                                                               ----------      ---------
 OTHER LONG-TERM LIABILITIES                                                        7,277          3,625
                                                                               ----------      ---------
 STOCKHOLDERS' EQUITY :
   Preferred stock, $.01 par value; 25,000,000 shares
     authorized; issued and outstanding - none
   Common stock, $.01 par value; 100,000,000 shares authorized;
     issued - 3,542,377 in 1994 and 3,510,850 in 1993                                  35             35
   Class B common stock, convertible, $.01 par value; 50,000,000 shares authorized; issued - 15,848,848 in 1994 and
     15,849,848 in 1993                                                               158            158
   Additional paid-in capital                                                     121,510        120,908
   Retained earnings                                                              204,152        188,665
                                                                               ----------      ---------
               Total                                                              325,855        309,766

   Treasury stock - at cost; 8,345 shares of common stock
     and 6,382,282 shares of Class B common stock in
     1994 and 1993                                                               (187,623)      (187,623)
                                                                               ----------      ---------
               Total stockholders' equity
                                                                                  138,232        122,143
                                                                               ----------      ---------

                    TOTAL                                                        $458,186       $463,103
                                                                               ==========       ========

 See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)

                                                                                   Three Quarters Ended
                                                                                       September 30,
                                                                                 --------------------------
                                                                                   1994              1993
                                                                                 --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                   (Unaudited)
  Net income                                                                      $23,018          $14,841
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Non-cash items:
      Cumulative effects of changes in accounting principles,
         net of applicable income taxes                                               719             (360)
      Depreciation                                                                 15,298           11,276
      Amortization of intangibles                                                   7,448            4,749
      Incremental increase in postretirement benefit obligation                     2,304            2,020
      Changes in assets and liabilities (net of the effects of the acquisition of broadcast properties (Note 5)) which
         provided (used) cash:
         Trade accounts receivable                                                  1,514            4,193
         Inventory                                                                  2,093            1,935
         Other assets                                                                 393           (2,172)
         Trade accounts payable and other liabilities                               3,221            5,213
         Income taxes payable                                                      (3,746)            (709)
         Program rights - net of contracts payable                                    149               42
                                                                                  -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          52,411           41,028
                                                                                  -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (8,976)         (10,547)
  Purchase of broadcasting properties                                                             (166,065)
  Investment in joint venture                                                      (3,000)
  Decrease in notes receivable                                                         18              112
                                                                                  -------          -------
NET CASH USED IN INVESTING ACTIVITIES                                             (11,958)        (176,500)
                                                                                  -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                                         160,000
  Proceeds form sale of common stock                                                                37,082
  Repayments on long-term debt                                                    (30,306)         (51,712)
  Dividends paid                                                                   (5,648)          (4,879)
  Proceeds from exercise of stock options                                             602              668
                                                                                  -------          -------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                                      (35,352)         141,159
                                                                                  -------          -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           5,101            5,687

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     34,970           29,914
                                                                                  -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $40,071          $35,601
                                                                                  =======          =======

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.   ACCOUNTING POLICIES

     Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments except for the cumulative effect adjustments discussed in Notes 3 and 4, necessary to present fairly Pulitzer Publishing Company's financial position as of September 30, 1994 and the results of operations and cash flows for the nine-month periods ended September 30, 1994 and 1993. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

     Fiscal Year and Fiscal Quarters - The Company's fiscal year and third quarter end on the Sunday coincident with or prior to December 31 and September 30, respectively. For ease of presentation, the Company has used December 31 as the year end and September 30 as the third quarter end.

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

2.   DIVIDENDS

     In the first quarter of 1993, two dividends of $0.135 per share were declared, payable on February 1, 1993 and May 3, 1993. In the second quarter of 1993, a dividend of $0.135 per share was declared, payable on August 2, 1993. In the third quarter of 1993, a dividend of $0.135 per share was declared, payable on November 1, 1993. In the first quarter of 1994, two dividends of $0.145 per share were declared, payable on February 1, 1994 and May 2, 1994. In the second quarter of 1994, a dividend of $0.145 per share was declared, payable on August 1, 1994. In the third quarter of 1994, a dividend of $0.145 per share was declared, payable on November 1, 1994.

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

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

5.   ACQUISITION OF PROPERTIES

     The third quarter and first nine months of 1994 included the operations of television stations WESH (Daytona Beach/Orlando, Florida), acquired on June 30, 1993, and KCCI (Des Moines, Iowa), acquired on September 9, 1993. After deducting acquisition-related depreciation and amortization ($3.5 million - third quarter and $10.5 million - first nine months) and interest charges ($1.9 million - third quarter and $5.8 million - first nine months) from operating cash flow (defined as operating income plus depreciation and amortization), the negative after-tax effect on earnings for the 1994 third quarter and first nine months was approximately $310,000 and $1.4 million, respectively.

6.   BUSINESS SEGMENTS

     The Company's operations are divided into two business segments, publishing and broadcasting. The following is a summary of operating data by segment (in thousands):

                          Third Quarter Ended        Three Quarters Ended
                             September 30,               September 30,
                          -------------------         -------------------
                          1994           1993         1994           1993
                          ----           ----         ----           ----
Operating revenues:
  Publishing              $ 74,299     $ 71,315     $222,973       $212,556
  Broadcasting (a)          42,645       35,518      128,092         92,197
                          --------     --------     --------       --------
      Total               $116,944     $106,833     $351,065       $304,753
                          ========     ========     ========       ========

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

                                            Third Quarter Ended          Three Quarters Ended
                                               September 30,                 September 30,
                                            -------------------           -------------------
                                            1994           1993           1994           1993
                                            ----           ----           ----           ----
  Operating income (loss):
      Publishing                         $   7,308      $   4,889         $ 21,548    $ 16,001
      Broadcasting (a)                      10,298          4,798           30,327      17,185
      Corporate                               (966)          (897)          (2,924)     (2,689)
                                         ---------      ---------         --------    --------
            Total                        $  16,640      $   8,790         $ 48,951    $ 30,497
                                         =========      =========         ========    ========
  Depreciation and Amortization:
      Publishing                         $   1,541      $   1,807         $  4,606    $  5,235
      Broadcasting (a)                       6,063          5,587           18,140      10,790
                                         ---------      ---------         --------    --------
            Total                        $   7,604      $   7,394         $ 22,746    $ 16,025
                                         =========      =========         ========    ========
  Operating Margins (Operating
      Income to Revenues):
      Publishing (b)                         14.5%           9.9%            14.3%       10.9%
      Broadcasting (a)                       24.1%          13.5%            23.7%       18.6%

      (a) Third quarter and three quarters ended September 30, 1994 included the results of WESH and KCCI. The prior year periods included the results of WESH and KCCI after their respective acquisition dates (See Note 5).

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


CONSOLIDATED

         Operating revenues for the third quarter and first nine months of 1994 increased 9.5% and 15.2%, respectively, compared with the corresponding periods in the preceding year. The revenue comparison for the nine-month period was affected by the acquisitions of television stations WESH and KCCI on June 30, 1993 and September 9, 1993, respectively, while the third quarter comparison was only affected by the KCCI acquisition. The Company's 1994 third quarter and first nine months included full periods of results for WESH and KCCI while the prior year periods included the results of the two television stations only after their respective acquisition dates in 1993. Excluding WESH (first six months only) and KCCI from the comparisons, consolidated revenues would have increased 7.3% and 7.1% for the third quarter and first nine months of 1994, respectively. The increases reflected gains in both broadcasting and publishing revenues.

         Operating expenses, excluding the St. Louis Agency adjustment, in the third quarter and first nine months of 1994 increased 1% and 9.2%, respectively, over the comparable 1993 periods. Excluding WESH (first six months only) and KCCI from the comparisons, consolidated operating expenses would have decreased 1.3% for the third quarter while increasing 0.8% for the first nine months of 1994. The changes in expenses, on a comparable basis, were principally attributable to a decrease in programming rights expense ($1.1 million - third quarter and $1.7 million - year to date), a decrease in newsprint expense ($556,000 - third quarter and $1.5 million - year to date), the reversal of an accrual due to the settlement of a sales tax issue ($437,000 - third quarter and year to date) and a decrease in one-time termination inducements at the St. Louis Post-Dispatch (the "Post-Dispatch") ($318,000 - third quarter). Principal expense increases for the 1994 periods were overall personnel costs ($497,000 - third quarter and $3.1 million - year to date), circulation delivery expense ($200,000 - third quarter and $820,000 - year to date) and national advertising representative commissions ($231,000 - third quarter and $458,000 - year to date).

         Operating income in the 1994 third quarter and first nine months was $16.6 million (89.3% increase) and $49 million (60.5% increase), respectively. Excluding WESH (first six months only) and KCCI from the comparisons, operating income would have increased 85.9% and 52.9%, respectively, for the 1994 third quarter and first nine months. The 1994 increases reflected improvements in operating income in both the publishing and broadcasting segments due to a combination of increased revenues and cost control.

        Third quarter 1994 interest expense decreased $542,000 principally due to a decrease in the average debt level to $153.7 million from $165.7 million in the 1993 third quarter. The Company's average interest rate was 7.5% for both the 1994 and 1993 third quarters.

        Interest expense for the 1994 nine-month period increased $2.6 million due to higher debt levels in the current year. The Company's average debt level increased to $164.8 million for the first nine months of 1994 from $99.7 million for the prior year period, due to borrowings related to the 1993 acquisitions of WESH and KCCI. Lower rates on the WESH and KCCI borrowings reduced the Company's average interest rate for the first nine months of 1994 to 7.4% from 8.1% in the prior year period. Interest expense also included a declining interest factor related to annual payments (1990-1994) under a non-competition agreement entered into in connection with the 1989 acquisition of television station WDSU in New Orleans.

         Interest income for the third quarter and first nine months of 1994 increased $276,000 and $546,000, respectively, due to both higher average balances of invested funds and higher interest rates.

         The effective income tax rate for both the third quarter and the first nine months of 1994 increased to 40.9% from 40.2% and 39.7% in the respective periods of the prior year. The lower rates in the prior year were principally related to an adjustment to the Company's deferred income tax rates as a result of the Revenue Reconciliation Act of 1993. The effective tax rates in both years reflected the effect of approximately $125,000 per quarter of non-deductible goodwill amortization expense. It is expected that, on an annual basis, the effective tax rate for 1994 will be approximately 41% compared to 39.9% for the full year of 1993.

         As discussed in Note 3 to the interim financial statements for the quarter ended September 30, 1994, effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits ("SFAS 112") and recorded its initial liability thereunder, resulting in a one-time after-tax charge of $719,000. After recording the one-time charge, the Company's on-going expense under SFAS 112 will not differ significantly from the prior pay-as-you-go basis.

         Net income in the 1994 third quarter increased 153.5% to $8.4 million, or $0.64 per share, from $3.3 million, or $0.25 per share, in the third quarter of 1993. Net income for the first nine months of 1994 increased 55.1% to $23 million, or $1.77 per share, from $14.8 million, or $1.24 per share, a year ago. The first nine months of 1994 included the non-recurring SFAS 112 charge of $719,000, or $0.06 per share. In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, resulting in a positive adjustment to income of $360,000, or $0.03 per share.

         Excluding the cumulative effects of accounting changes from both years, net income for the first nine months of 1994 increased 63.9% to $23.7 million, or $1.83 per share, from $14.5 million, or $1.21 per share, for the prior year period.

         The 1994 gains in net income reflected improvements in operating profits in both the publishing and broadcasting segments due to a combination of increased revenues and cost control. The Company's earnings per share comparison for the year to date period was affected by the larger number of shares outstanding in 1994 as a result of the public offering of 1.35 million shares in July 1993.

         The increased depreciation, amortization and, to a lesser extent, interest expense resulting from the 1993 acquisitions of WESH and KCCI had a negative impact of $0.02 per share and

$0.11 per share on the Company's net income for the 1994 third quarter and first nine months, respectively. It is expected that the per share dilution will be in the five cent range for the full year of 1994 and minimal thereafter.


PUBLISHING

         Operating revenues from the Company's publishing segment for the third quarter and first nine months of 1994 increased 4.2% and 4.9%, respectively, over the comparable periods in 1993, primarily reflecting increased revenues from advertising, particularly classified, at all three newspaper locations.

         Newspaper advertising revenues increased $2.4 million (5.8%) in the third quarter and $8.5 million (6.9%) in the first nine months of 1994. The third quarter increase resulted from higher advertising volume which contributed $1.5 million and higher average rates which contributed $875,000. Similarly, the year to date increase reflected $7.2 million generated by higher advertising volume and $1.3 million generated by higher average rates. Effective January 1994, certain categories of advertising rates were increased at all publishing properties in varying percentages ranging from 3% to 6.5%.

         Circulation revenues decreased 1.2% for the third quarter and 0.6% for the first nine months of 1994. The slight revenue declines for both 1994 periods resulted from average circulation decreases at the Post-Dispatch while average circulation rates were virtually unchanged from the prior year periods.

         Average daily and Sunday circulation of the Post-Dispatch for the third quarter of 1994 was 329,245 and 543,751 compared to 339,759 and 557,333, respectively, for the corresponding 1993 period.

         Operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the publishing segment, excluding the St. Louis Agency adjustment, decreased 1.2% for the third quarter while increasing 0.9% for the first nine months of 1994. The changes in expenses were principally attributable to decreases in newsprint expense ($556,000 - third quarter and $1.5 million - year to date), due to lower newsprint prices, and inducement costs at the Post-Dispatch ($318,000 - third quarter). Principal expense increases for the 1994 periods were overall personnel costs ($1.5 million - year to date) and circulation delivery expense ($200,000 - third quarter and $820,000 - year to date).

         Operating income from the Company's publishing activities in the 1994 third quarter increased 49.5% to $7.3 million from $4.9 million and in the first nine months increased 34.7% to $21.5 million from $16 million due to a combination of increased revenues and cost control.

         The publishing segment's results for the 1994 third quarter and first nine months were favorably impacted by a continued downward trend in newsprint prices which began in the fourth quarter of 1993. The decline in newsprint prices from the year ago periods was substantial enough to more than offset higher newsprint consumption generated by increased advertising volumes. Currently, the Company is experiencing higher newsprint prices in the 1994 fourth quarter and expects newsprint prices to increase in subsequent quarters through fiscal year 1995. Any material increases in the price of newsprint would significantly affect the future performance of the publishing segment.


BROADCASTING

         Broadcasting operating revenues for the third quarter and first nine months of 1994 increased 20.1% and 38.9% over the comparable 1993 periods. The revenue comparison for the nine-month period was affected by the Company's acquisition of television stations WESH and KCCI on June 30, 1993 and September 9, 1993, respectively, while the third quarter comparison was only affected by the KCCI acquisition. Excluding WESH (six months only) and KCCI from the comparisons, broadcasting revenues would have increased 13.5% and 12.2% for the third quarter and first nine months of 1994, respectively. Exclusive of WESH (six months only) and KCCI, local spot advertising would have increased 6% and 8.6%, respectively, for the third quarter and first nine months; national spot advertising would have increased 25.7% and 19%, respectively, for the third quarter and first nine months; and network compensation would have declined 5.6% and 3%, respectively, for the third quarter and nine-month period. Political advertising, including WESH and KCCI, increased $1.7 million and $3.9 million, respectively, for the third quarter and first nine months of 1994.

         Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the third quarter and first nine months of 1994 increased 5.3% and 30.3%, respectively, compared to the prior year periods. Excluding WESH (six months only) and KCCI from the comparisons, operating expenses would have decreased 1.8% for the 1994 third quarter and would have increased 0.4% for the 1994 nine-month period.
The 1994 changes in expenses, on a comparable basis, were due primarily to a decrease in programming rights expense ($1.1 million - third quarter and $1.7 million - year to date) and the reversal of an accrual due to the settlement of a sales tax issue ($437,000 - third quarter and year to date). Primary expense increases for the 1994 periods were increases in overall personnel costs ($589,000 - third quarter and $1.7 million - year to date) and national advertising representative commissions ($231,000 - third quarter and $458,000 - year to date).

         Operating income from broadcasting operations in the 1994 third quarter increased 114.6% to $10.3 million from $4.8 million and in the first nine months increased 76.5% to $30.3 million from $17.2 million. Excluding WESH (six months only) and KCCI, broadcasting operating income would have increased 108% and 62.9% in the 1994 third quarter and first nine months, respectively, due to a combination of increased advertising revenues and cost control.


LIQUIDITY AND CAPITAL RESOURCES

         Outstanding debt, inclusive of the short-term portion of long-term debt, as of September 30, 1994, was $145.9 million, compared with $176.2 million at December 31, 1993. The decrease since the prior year end reflects a scheduled repayment of $14.3 million under the Company's Senior Note Agreement maturing in 1997 and $16 million in prepayments of revolving credit borrowings under its credit agreement with Canadian Imperial Bank of Commerce as Agent ("CIBC").

         As of September 30, 1994, the Company's long-term borrowings, exclusive of a capital lease, consisted of approximately $143 million of fixed rate senior notes with The Prudential Insurance Company of America and approximately $2.6 million of borrowings under the variable rate CIBC credit agreement. At September 30, 1994, $16 million was unused but available for borrowing under the revolving credit portion of the CIBC credit agreement.

         The Company's Senior Note Agreements and bank credit agreement require it to maintain certain financial ratios, place restrictions on the payment of dividends and prohibit new borrowings, except as permitted thereunder.

        Commitments for capital expenditures as of September 30, 1994, were approximately $7.8 million, relating to normal capital equipment replacements and a portion of the costs for new facilities for television station WDSU in New Orleans and the radio operations in Phoenix. Capital expenditures to be made in fiscal 1994 are estimated to be approximately $15 million. Commitments for film contracts and license fees as of September 30, 1994 were approximately $28.7 million. At September 30, 1994, the Company had working capital of $59.2 million and a current ratio of 1.95 to 1. This compares to working capital of $59.2 million and a current ratio of 1.96 to 1 at December 31, 1993.

         The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, film contract and license fees, working capital requirements, debt installments and dividend payments.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)      27      Financial Data Schedule

        (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter for which this report was filed.



                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PULITZER PUBLISHING COMPANY
                                                (Registrant)


Date:  November 1, 1994                   /s/  Ronald H. Ridgway
                                      -------------------------------------
                                          (Ronald H. Ridgway)
                                          Director; Senior Vice-President-
                                          Finance
                                          (on behalf of the Registrant
                                          and as principal financial
                                          officer)

                                 EXHIBIT INDEX



EXHIBIT NUMBER                 TITLE OR DESCRIPTION                  LOCATION

     27                      Financial Data Schedule                  Page 19