Form 10-K405
period 1994-12-31
PULITZER PUBLISHING CO
filed 1995-03-17
CIK 805357

- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K
             (Mark One)
            /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1994
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the transition period from__________________to_________________

                         COMMISSION FILE NUMBER 1-9329

                    -------------------------------------

                          PULITZER PUBLISHING COMPANY
             (Exact name of registrant as specified in its charter)

                    -------------------------------------

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

                    -------------------------------------

   Securities registered pursuant to Section 12(b) of the Act:  Common Stock, par value $.01 per share - New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

                    -------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    YES /X/      NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/


- -------------------------------------------------------------------------------

         The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $152,330,063 as of the close of business on March 14, 1995.

         The number of shares of Common Stock, $.01 par value, outstanding as of March 14, 1995 was 4,474,485.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on April 20, 1995 are incorporated by reference into Part III of this Report.

         The registrant's fiscal year ends on the last Sunday of December in each year. For ease of presentation, the registrant has used December 31 as the fiscal year-end in this Annual Report. Except as otherwise stated, the information in this Report on Form 10-K is as of December 31, 1994.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         The Company is engaged in newspaper publishing and television and radio broadcasting. Its newspaper operations consist of two major metropolitan dailies: the St. Louis Post-Dispatch (the "Post-Dispatch"), the only major daily newspaper serving the St. Louis metropolitan area; and The Arizona Daily Star (the "Star"), serving the Tucson metropolitan area. The Company's broadcasting operations consist of nine network-affiliated television stations located in Greenville, South Carolina; New Orleans, Louisiana; Lancaster, Pennsylvania; Winston-Salem, North Carolina; Albuquerque, New Mexico; Louisville, Kentucky; Omaha, Nebraska; Daytona Beach/Orlando, Florida and Des Moines, Iowa; and two radio stations located in Phoenix, Arizona. The Daytona Beach/Orlando and Des Moines television stations were acquired during 1993.

         The Pulitzer Publishing Company was founded by the first Joseph Pulitzer in 1878 to publish the original St. Louis Post-Dispatch and has operated continuously since that time under the direction of the Pulitzer family. Michael E. Pulitzer, a grandson of the founder, currently serves as Chairman of the Board, President and Chief Executive Officer of the Company.

         The following table sets forth certain historical financial information regarding the Company's two business segments, publishing and broadcasting, for the periods and at the dates indicated. The publishing segment includes amounts from Pulitzer Community Newspapers ("PCN") prior to its disposition on December 22, 1994. (See " -- Publishing -- Chicago Publications.") The broadcasting segment includes amounts from WESH-TV and KCCI-TV following their respective acquisitions on June 30, 1993 and September 9, 1993.

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------
                                 1994         1993         1992        1991         1990
                                 ----         ----         ----        ----         ----
                                                      (IN THOUSANDS)
Operating revenues--net:
  Publishing                    $304,779     $290,146     $285,004     $284,353    $287,241
  Broadcasting                   180,800      136,839      113,369      109,019     115,531
                                --------     --------     --------     --------    --------
  Total                         $485,579     $426,985     $398,373     $393,372    $402,772
                                ========     ========     ========     ========    ========
Operating income (loss):
  Publishing                    $ 30,486     $ 23,702     $ 18,179     $  9,041    $ 12,654
  Broadcasting                    47,963       27,947       23,311       17,793      21,550
  Corporate                       (3,871)      (3,692)      (4,856)      (3,424)     (2,957)
                                --------     --------     --------     --------    --------
  Total                         $ 74,578     $ 47,957     $ 36,634     $ 23,410    $ 31,247
                                ========     ========     ========     ========    ========
Depreciation and
  amortization:
  Publishing                    $  6,128     $  6,938     $  8,174     $ 12,322    $  8,465
  Broadcasting                    24,358       16,854       10,695       11,451      13,036
                                --------     --------     --------     --------    --------
  Total                         $ 30,486     $ 23,792     $ 18,869     $ 23,773    $ 21,501
                                ========     ========     ========     ========    ========
Operating margins
  (operating income to
  revenues):
  Publishing(1)                    14.8%        11.8%        10.5%         5.7%        6.2%
  Broadcasting                     26.5%        20.4%        20.6%        16.3%       18.7%

- ---------------
(1) Operating margins for publishing are stated with St. Louis Agency adjustment (which is recorded as an operating expense for financial reporting purposes) added back to publishing operating income.
         See " -- Publishing--Agency Agreements."

                                                       DECEMBER 31,
                                                       ------------
                                 1994         1993         1992        1991         1990
                                 ----         ----         ----        ----         ----
                                                      (IN THOUSANDS)
Assets:
  Publishing                    $136,818     $156,398     $139,694     $101,842    $109,104
  Broadcasting                   254,410      270,250      120,380      121,629     125,249
  Corporate                       77,084       34,970       29,914       20,476      27,273
                                --------     --------     --------     --------    --------
  Total                         $468,312     $461,618     $289,988     $243,947    $261,626
                                ========     ========     ========     ========    ========

OPERATING STRATEGY

         Pulitzer's long-term operating strategy for its media assets is to maximize each property's growth and profitability through maintenance of editorial excellence, leadership in locally-responsive news, and tight control of costs. Management believes that editorial excellence and leadership in local provision of news will, over the long-term, allow Pulitzer to maximize its revenue share in each of its respective markets. Experienced local managers implement the Company's strategy in each media market, with centralized Pulitzer management providing oversight and guidance in all areas of planning and operations.

         In addition to internal growth, Pulitzer selectively acquires media properties which the Company believes are consistent with its operating strategy and present attractive investment opportunities. Management believes that the Company's strong cash flow and conservative capital structure, among other reasons, will enable the Company to pursue additional acquisitions as opportunities arise, although no acquisitions are presently contemplated.

         Pulitzer believes that cost controls are an important tool in the management of media properties which are subject to significant fluctuations in advertising volume. The Company believes that tight control of costs permits it to respond quickly when positive operating conditions offer opportunities to expand market share and profitability and, alternatively, when deteriorating operating conditions require cost reductions to protect profitability.

         The Company aggressively employs production technology in all of its media operations in order to minimize production costs and produce the most attractive and timely news product for its readers, viewers and listeners.

         Pulitzer's media operations are geographically diverse, placing the Company in the Midwest, Southwest, Southeast, and Northeast regions of the United States. Due to the close relationship between economic activity and advertising volume, the Company believes that geographic diversity provides the Company with valuable protection from regional economic variances.

PUBLISHING

         The Company intends to continue the tradition of reporting and editorial excellence that has resulted in 17 Pulitzer Prizes* over the years. While opportunities to increase revenues in publishing are limited, management believes that with strict financial controls and cost reductions, newspaper publishing can produce good financial returns. In addition, given the mature nature of the newspaper industry, management is continuing to seek ways to leverage its newspaper assets, such as developing electronic publishing. Further, the Company is pursuing a number of other initiatives to augment advertising revenues. These include voice services delivered by phone, electronic dissemination of information and alternative newspaper delivery systems to provide advertisers with either targeted or total market coverage.

*Pulitzer Prizes are awarded annually at Columbia University by the Pulitzer
  Prize Board, an independent entity affiliated with the Columbia University School of Journalism, founded by the first Joseph Pulitzer.

         The Company publishes two major metropolitan daily newspapers, the St. Louis Post-Dispatch and The Arizona Daily Star. Both daily newspapers have weekly total market coverage sections to provide advertisers with market saturation.

         The Company's publishing revenues are derived primarily from advertising and circulation, averaging approximately 86 percent of total publishing revenue over the last five years. Advertising rates and rate structures and resulting revenues vary among publications based, among other things, on circulation, type of advertising, local market conditions and competition. The following table provides a breakdown of the Company's publishing revenues for the past five years.

                                                 YEARS ENDED DECEMBER 31,
                                                 ------------------------
                                  1994         1993         1992        1991         1990
                                  ----         ----         ----        ----         ----
                                                      (IN THOUSANDS)
Advertising:
  Retail                       $  88,450    $  85,860    $  86,846    $  88,723   $  89,932
  General                          7,830        7,154        9,476        9,534       9,754
  Classified                      84,738       75,670       73,692       75,149      81,968
                                --------     --------     --------     --------    --------
    Total                        181,018      168,684      170,014      173,406     181,654
Circulation                       77,941       78,661       77,713       73,430      67,351
Other                             45,820       42,801       37,277       37,517      38,236
                                --------     --------     --------     --------    --------
    Total                       $304,779     $290,146     $285,004     $284,353    $287,241
                                ========     ========     ========     ========    ========

- ---------------
Note     Publishing revenues include amounts from Pulitzer Community Newspapers
        ("PCN") prior to its dispostion on December 22, 1994.

ST. LOUIS POST-DISPATCH

         Founded in 1878 by the first Joseph Pulitzer, the Post-Dispatch has a long history of reporting and editorial excellence and innovation in newspaper publishing under the direction of the Pulitzer family. The Post-Dispatch is a morning daily and Sunday newspaper serving primarily the greater St. Louis metropolitan area. St. Louis is the sixteenth largest metropolitan statistical area in the United States (Source: Sales and Marketing Management). Based on Audit Bureau of Circulations ("ABC") Publisher's Statement and reports for the six-month period ended September 30, 1994, the market penetration (i.e., percentage of households reached) of both the Post-Dispatch's daily and Sunday editions is seventh in the United States among major metropolitan newspapers. The newsstand price is $0.50 for the daily paper and $1.25 for the Sunday edition.

         The Post-Dispatch operates under an Agency Agreement between the Company and The Herald Company, Inc. (the "Herald Company") pursuant to which the Company performs all activities relating to the day-to-day operations of the newspaper, but pursuant to which it must share one-half of the Agency's operating income or one-half of the Agency's operating loss with the Herald Company. The following table sets forth for the past five years certain circulation and advertising information for the Post-Dispatch and operating revenues for the St. Louis Agency, all of which are included in the Company's consolidated financial statements. See " -- Publishing -- Agency Agreements."

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                  1994         1993         1992        1991         1990
                                  ----         ----         ----        ----         ----
Post-Dispatch
  circulation(1):
  Daily (including
    Saturday)                    339,348      341,797      341,855      364,935     374,267
    Sunday                       552,764      564,761      566,095      573,237     561,773

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                  1994         1993         1992        1991         1990
                                  ----         ----         ----        ----         ----
Advertising linage
  (in thousands of
  inches):
  Full run (all zones)
    Retail                           912          913          873          878         888
    General                           75           62           87           91          92
    Classified                     1,039          977          921          963       1,179
                                --------     --------     --------     --------    --------
      Total                        2,026        1,952        1,881        1,932       2,159
  Part run                           591          481          313          350         426
                                --------     --------     --------     --------    --------
      Total inches                 2,617        2,433        2,194        2,282       2,585
                                =========    ========     ========     ========    ========
Operating revenues
  (in thousands):
  Advertising                   $125,704     $116,951     $115,206     $115,266    $117,844
  Circulation                     61,207       62,345       61,371       57,522      52,221
  Other(2)                        23,490       22,387       20,754       19,829      18,673
                                --------     --------     --------     --------    --------
      Total                     $210,401     $201,683     $197,331     $192,617    $188,738
                                ========     ========     ========     ========    ========

- ---------------
(1) Amounts for 1994 based on Company records for the twelve-month period ended September 30, 1994. All other years based on ABC Publisher's Statement for the twelve-month period ended September 30.
(2)      Primarily revenues from preprinted inserts.

         The Post-Dispatch's reporting and editorial excellence is evidenced by the 17 times it and its staff members have been awarded the Pulitzer Prize for outstanding accomplishments in journalism and by a number of other journalistic awards received by members of its staff in recent years.

         The Post-Dispatch has consistently been a leader in technological innovation in the newspaper industry. It was the first major metropolitan newspaper in the United States to be printed by the offset process. Currently, sophisticated computer systems are used for writing, editing, composing and producing the printing plates used in each edition. In the preparation of news and advertising sections, the Post-Dispatch utilizes a Scitex color graphics system which automates the processing of film and color separations. This system is part of an ongoing project intended to give the Post-Dispatch the capability of full-page pagination. At presstime, a microwave link allows the Post-Dispatch to send full-page images and then print newspapers simultaneously in its downtown and suburban plants, thereby allowing it to deliver newspapers to suburban readers earlier in the morning. In the distribution process, certain sections of the newspaper as well as advertising supplements are handled using a sophisticated palletized inserting operation. This allows the Post-Dispatch to efficiently distribute into selected geographic areas as necessary. The Company's commitment to the ongoing enhancement of its operating systems has enabled the Post-Dispatch to offer a continually improving product to both readers and advertisers while also realizing substantial savings in labor cost. The Company believes the Post-Dispatch has adequate facilities to sustain up to a 30 percent increase in daily circulation without incurring significant capital expenditures.

         The Post-Dispatch is distributed primarily through independent home delivery carriers and single copy dealers. Home delivery accounted for approximately 76 percent of circulation for the daily Post-Dispatch and 60 percent of circulation for the Sunday edition during 1994.

THE ARIZONA DAILY STAR

         Founded in 1877, the Star is published in Tucson, Arizona, by the Company's wholly-owned subsidiary, Star Publishing Company. The Star, a morning and Sunday newspaper, and the Tucson Citizen (the "Citizen"), an afternoon newspaper owned by Gannett Co., Inc. ("Gannett"), are southern Arizona's leading dailies. The Star and the Citizen are published through an agency operation (the "Tucson Agency") and have a combined weekday circulation of approximately 146,000. Tucson is currently the 74th largest metropolitan statistical area in the country with a population of approximately 722,600 (Source: Sales and Marketing Management).

         The Tucson Agency operates through TNI Partners, an agency partnership which is owned half by the Company and half by Gannett. TNI Partners is responsible for all aspects of the business of the two newspapers other than editorial opinion and gathering and reporting news. Revenues and expenses are generally shared equally by the Star and the Citizen. Unlike the St. Louis Agency, the Company's consolidated financial statements include only its share of the combined operating revenues and operating expenses of the two newspapers. See "-- Publishing -- Agency Agreements."

         As a result of the Tucson Agency, the financial performance of the Company's Star Publishing Company subsidiary is directly affected by the operations and performance of both the Star and the Citizen. The following table sets forth certain information concerning circulation and combined advertising linage of the Star and the Citizen and the Company's share of the operating revenues of the Star and the Citizen for the past five years.

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                  1994         1993         1992        1991         1990
                                  ----         ----         ----        ----         ----
Circulation(1):
  Star daily                      98,060       96,926       94,496       91,661      88,413
  Citizen daily                   48,279       49,560       50,146       50,475      50,654
  Star Sunday                    179,748      175,321      170,500      166,657     165,951
Combined advertising
  linage (in thousands
  of inches):
  Full run (all zones)
    Retail                         1,565        1,675        1,750        1,616       1,775
    General                           50           45           42           60          90
    Classified                     1,608        1,462        1,362        1,222       1,112
                                 -------      -------      -------      -------     -------
      Total                        3,223        3,182        3,154        2,898       2,977
  Part run                           116           98          157          150         100
                                 -------      -------      -------      -------     -------
      Total inches                 3,339        3,280        3,311        3,048       3,077
                                 =======      =======      =======      =======     =======
Operating revenues
  (in thousands):
  Advertising                    $28,459      $25,562      $24,202      $23,569     $24,570
  Circulation                     11,434       11,065       10,757       10,061       9,381
  Other(2)                         5,833        5,298        4,582        4,976       5,515
                                 -------      -------      -------      -------     -------
    Total                        $45,726      $41,925      $39,541      $38,606     $39,466
                                 =======      =======      =======      =======     =======

- ---------------
(1) Amounts for 1994 based on Company records for the 52 week period ended December 31. All other years based on ABC Publisher's Statement for the 52 week period ended December 31.
(2)      Primarily revenues from preprinted inserts.

         In 1994, the Star's daily edition accounted for approximately 67 percent of the combined daily circulation of the Tucson Agency publications. The Star's daily and Sunday editions accounted for approximately 60 percent of the agency's total advertising linage.

         The Star and the Citizen are printed at TNI Partners' modern, computerized facility equipped with two, eight-unit Metro offset presses. Present inserter equipment enables all home delivery supplements to be inserted on line at press speeds. In addition, the writing, editing and composing functions have been computerized, increasing efficiency and reducing workforce requirements.

         The newsstand prices of the daily editions of the Star and the Citizen are $0.50 and $0.35, respectively, and the newsstand price of the Sunday edition of the Star is $1.50. The Star and the Citizen are distributed by independent contractors.

CHICAGO PUBLICATIONS

         On December 22, 1994, the Company sold Pulitzer Community Newspapers, Inc., a wholly-owned subsidiary with operations in the Chicago area. Since 1986, PCN's primary operations consisted of the publication of a daily suburban newspaper, the Daily Southtown, and commercial printing services for several national and local newspapers. The sale of PCN completes the Company's exit of the Chicago area after having closed down and partially sold its weekly community newspaper business, Lerner Newspapers, in October 1992.

         The Company's 1994 consolidated and publishing segment operating results include substantially a full year of PCN operations. During 1994, advertising, preprints, circulation and contract printing accounted for approximately 55 percent, 4 percent, 11 percent and 28 percent, respectively, of PCN's total operating revenues of $48,652,000. The sale of PCN is not expected to have a significant impact on the Company's future earnings results.

AGENCY AGREEMENTS

         Newspapers in approximately 18 cities operate under joint operating or agency agreements. Agency agreements generally provide for newspapers servicing the same market to share certain printing and other facilities and to pool certain revenues and expenses in order to decrease aggregate expenses and thereby allow the continuing operation of multiple newspapers serving the same market. The Newspaper Preservation Act of 1970 permits joint operating agreements between newspapers under certain circumstances without violation of the Federal antitrust laws.

         St. Louis Agency. An agency operation between the Company and the Herald Company is conducted under the provisions of an Agency Agreement, dated March 1, 1961, as amended. For many years, the Post-Dispatch was the afternoon and Sunday newspaper serving St. Louis, and the Globe-Democrat was the morning paper and also published a weekend edition. Although separately owned, from 1961 through February 1984, the publication of both the Post-Dispatch and the Globe-Democrat was governed by the St. Louis Agency Agreement. From 1961 to 1979, the two newspapers controlled their own news, editorial, advertising, circulation, accounting and promotion departments and Pulitzer managed the production and printing of both newspapers. In 1979, Pulitzer assumed full responsibility for advertising, circulation, accounting and promotion for both newspapers. In February 1984, after a number of years of unfavorable financial results at the St. Louis Agency, the Globe-Democrat was sold by the Herald Company and the St. Louis Agency Agreement was revised to eliminate any continuing relationship between the two newspapers and to permit the repositioning of the daily Post-Dispatch as a morning newspaper.

         Following the renegotiation of the St. Louis Agency Agreement at the time of the sale of the Globe-Democrat, the Herald Company retained the contractual right to half the profits or losses (as defined) of the operations of the St. Louis Agency, which from February 1984 forward consisted solely of the publication of the Post-Dispatch. The St. Louis Agency Agreement provides for the Herald Company to share half the cost of, and to share in a portion of the proceeds from the sale of, capital assets used in the production of the Post-Dispatch. Under the St. Louis Agency Agreement, Pulitzer supervises, manages and performs all activities relating to the day-to-day publication of the Post-Dispatch and is solely responsible for the news and editorial policies of the newspaper.

         The consolidated financial statements of the Company include all the operating revenues and expenses of the St. Louis Agency. An agency adjustment is provided as an operating expense which reflects that portion of the operating income of the St. Louis Agency allocated to the Herald Company. Under the

St. Louis Agency Agreement, for fiscal 1994, 1993, 1992, 1991, and 1990, the Company paid the Herald Company $14,706,000, $10,660,000, $11,690,000,
$7,290,000, and $5,253,000, respectively, in respect of the Herald Company's share of the operating income of the St. Louis Agency. As a result of such agency adjustment, the Company is, and during the term of the St. Louis Agency will continue to be, entitled to only half the profits (as defined) from the operations of the St. Louis Agency, the amount of which cannot be determined until the end of each fiscal year.

         The current term of the St. Louis Agency Agreement runs through December 31, 2034, following which either party may elect to renew the agreement for successive periods of 30 years each.

         Tucson Agency. The Tucson Agency Agreement has, since 1940, governed the joint operations of the Star and Citizen. For financial reporting purposes the operations of the Tucson Agency are reflected in the Company's consolidated financial statements differently from the operations of the St. Louis Agency. The consolidated financial statements of the Company include only the Company's share of the combined revenues, operating expenses and income of the Star and Citizen. TNI Partners, as agent for the Company and Gannett, is responsible for advertising and circulation, printing and delivery and collection of all revenues of the Star and the Citizen. The Board of Directors of TNI Partners presently consists of three directors chosen by the Company and three chosen by Gannett. Budgetary, personnel and other non-news and editorial policy matters, such as advertising and circulation policies and rates or prices, are determined by the Board of Directors of TNI Partners. Each newspaper is responsible for its own news and editorial content. Revenues and expenses are recorded by TNI Partners, and the resulting profit is split 50-50 between Pulitzer and Gannett. Both partners have certain administrative costs which are borne separately. As a result of the Tucson Agency, the Star and the Citizen benefit from increases and can be adversely affected by decreases in each other's circulation.

         The Tucson Agency Agreement runs through June 1, 2015, and contains renewal provisions for successive periods of 25 years each.

COMPETITION

         The Company's publications compete for readership and advertising revenues in varying degrees with other metropolitan, suburban, neighborhood and national newspapers and other publications as well as with television, radio, direct mail and other news and advertising media. Competition for advertising is based upon circulation levels, readership demographics, price and advertiser results, while competition for circulation is generally based upon the content, journalistic quality and price of the publication. In St. Louis and its surrounding suburban communities, the Post-Dispatch's competition for circulation and advertising revenues includes paid suburban daily newspapers as well as a chain of community newspapers and shoppers. These community newspapers and shoppers target selected geographic markets throughout the St. Louis metropolitan area.

         Due to the agency relationship existing in Tucson, the Star and the Citizen cannot be viewed as competitors for advertising or circulation revenues. The Star and the Citizen compete primarily against other media and against Phoenix-area and suburban, neighborhood and national newspapers and publications.

EMPLOYEE RELATIONS

         The Company has contracts with substantially all of its production unions related to the Post-Dispatch, with expiration dates ranging from February 1999 through September 2002. In addition, the Company signed a new eight-year contract with the St. Louis Newspaper Guild in December 1994. All of the Post-Dispatch labor contracts contain no strike provisions.

         TNI Partners has a one-year contract, expiring December 31, 1995, with Tucson Graphic Communications Union Local No. 212, covering certain pressroom employees.

RAW MATERIALS

         The publishing segment's results are significantly impacted by the cost of newsprint which accounted for approximately 19 percent of the segment's total 1994 operating expenses. During 1994, the Company used approximately 109,900 metric tons of newsprint in its production process. The Company's recurring newsprint cost and metric tons of consumption for 1994, after giving effect to the St. Louis Agency adjustment and excluding PCN, were approximately $22,800,000 and 50,600 metric tons, respectively. In the last five years, the Company's average cost per ton of newsprint has varied from a low of $402 per ton in 1992 to a high of $495 per ton in 1990. After declining during the first half of 1994, newsprint prices have since been on an upward trend through early 1995. For the first quarter of 1995, the Company expects its average cost per metric ton to increase to approximately $555. Based upon notification from the Company's newsprint vendors of an increase scheduled for May 1995, the Company's average cost per metric ton for the second quarter and the balance of the year (assuming no further increases) are estimated to be approximately $625 and $680, respectively. These estimated higher newsprint prices for fiscal year 1995 are expected to have a significant effect on the performance of the publishing segment. No assurance, however, can be given that the estimated newsprint average cost increases for fiscal 1995 will be as projected, and actual average cost increases may be higher or lower.

         The Post-Dispatch obtains the newsprint necessary for its operations from six separate suppliers, three of which are Canadian. The Post-Dispatch has guaranteed the future supply of certain volume levels through long-term agreements with three of these newsprint suppliers. The Company believes that the absence of long-term agreements with the remaining three newsprint suppliers will not limit the Company's ability to obtain newsprint at competitive prices.

         TNI Partners obtains the newsprint necessary for the Tucson Agency's operations pursuant to an arrangement with Gannett, the owner of the Citizen. Gannett purchases newsprint on behalf of TNI Partners under various contractual arrangements and agreements. Newsprint is also purchased on the spot market.


BROADCASTING

         The Company's broadcasting operations currently consist of the ownership and operation of eight network-affiliated VHF television stations, one network-affiliated UHF television station, two satellite network television stations and one AM and one FM radio station. Pulitzer Broadcasting has traditionally focused on mid-sized television markets. The Company has diversified its revenues by purchasing properties in different geographic regions of the United States, thus insulating itself, somewhat, from regional economic downturns. The local management of each of the Company's broadcasting properties are partially compensated based on the cash flow performance of their respective stations. Senior management believes that the success of a local television station is driven by strong local news programming, and that the Company has developed a particular strength in local news programming. As is the case with all Company operations, there is major emphasis on cost control in the broadcasting segment.

TELEVISION
     The following table sets forth certain information concerning the television stations which the Company owns and the markets in which they operate.

                                                                                         COMMERCIAL
                                                   DMA-TV                                 STATIONS                 EXPIRATION
                                                 HOUSEHOLDS      DMA         LOCAL       OPERATING                  DATE OF
                              CALL    NETWORK        IN        NATIONAL     MARKET           IN          DATE         FCC
STATION AND MARKET          LETTERS AFFILIATION  MARKET (1)    RANK (2)    RANK (3)      MARKET (3)    ACQUIRED     LICENSE
- ------------------          ------- -----------  ----------    --------    --------      ----------    --------     -------
VHF STATIONS (5):
Greenville/Spartanburg/
  Asheville, SC/NC           WYFF       NBC         672,070        35          1             6          2/28/83     12/01/96
New Orleans, LA              WDSU       NBC         615,180        41          2             6          12/14/89    6/01/92(4)
Harrisburg/Lancaster/
  Lebanon/York, PA           WGAL       NBC         577,980        44          1             7          8/13/79     8/01/99
Greensboro/Winston-Salem/
  High Point, NC             WXII       NBC         548,460        48          3             7          2/28/83     12/01/96
Daytona Beach/Orlando/
  Melbourne, FL              WESH       NBC         983,410        22          2            10          6/30/93     2/01/97
Albuquerque, NM (6)          KOAT       ABC         540,970        49          1            11          6/1/69      10/01/98
Omaha, NE                    KETV       ABC         361,280        74          1             4          4/15/76     6/01/98
Des Moines, IA               KCCI       CBS         364,980        73          1             4          9/9/93      2/01/98

UHF STATIONS (5):
Louisville, KY               WLKY       CBS         538,640        50          3             6          6/23/83     8/01/97

- ---------------

(1) Based upon the Designated Market Area ("DMA") for the station as reported in the November, 1994 Nielsen Station Index ("NSI"). DMA is a geographic area defined as all counties in which the local stations receive a preponderance of total viewing hours. DMA data is a primary factor in determining television advertising rates. NOTE: Previous years' schedules include market data from the Arbitron Company which ceased to provide local television market reports in 1994.

(2)   National DMA rank for each market as reported in the November, 1994 NSI.

(3) Based on November, 1994 NSI audience estimates, 7:00am-1:00am, Sunday-Saturday. The number of commercial stations operating in market does not include public broadcasting stations, satellite stations or translators which rebroadcast signals from distant stations.

(4)   See " -- Federal Regulation of Broadcasting -- Broadcast Licenses."

(5) VHF (very high frequency) stations transmit on channels 2 through 13, and UHF (ultra high frequency) stations transmit on channels 14 through 69. Technical factors, such as station power, antenna location and height and topography of the area served, determine geographic market served by a television station. In general, a UHF station requires greater power or antenna height to cover the same area as a VHF station.

(6) The Company is also the licensee of KOVT, a satellite TV station licensed to Silver City, New Mexico and the holder of a construction permit to build a satellite TV station, KOFT, in Gallup, New Mexico. Pulitzer has filed a Petition for Rule Making with the FCC requesting that the community of license of KOFT be changed from Gallup to Farmington, New Mexico. In 1993, the Company purchased the operating assets of KVIO, a satellite TV station licensed to Carlsbad, New Mexico. The call letters of KVIO were subsequently changed to KOCT.

        Average audience share, market rank and the number of stations serving the market for each television station which the Company currently owns for the past five years are shown in the following table.

                                                          YEARS ENDED DECEMBER 31,
         ---------------------------------------------------------------------------------------------------------------------------

                 1994                      1993                     1992                      1991                     1990
         ---------------------    ---------------------    ----------------------    ---------------------    ---------------------

                      Stations                 Stations                  Stations                 Stations                  Stations
                      Serving                   Serving                  Serving                   Serving                  Serving
                      Market/                   Market/                  Market/                   Market/                  Market/
         Average       Local       Average       Local      Average       Local       Average       Local      Average       Local
         Audience     Market      Audience      Market      Audience     Market      Audience      Market      Audience     Market
Station  Share(1)     Rank(2)     Share(1)      Rank(2)     Share(1)     Rank(2)     Share(1)      Rank(2)     Share(1)     Rank(2)
- -------  --------     -------     --------      -------     --------     -------     --------      -------     --------     -------
WYFF        27%         6/1          29%          6/2         30%          6/2          31%          6/1         32%          6/1

WDSU        20          6/2          21           5/2         23           5/2          24           5/2         23           5/2

WGAL        36          7/1          36           7/1         35           6/1          36           6/1         37           6/1

WXII        23          7/3          26           7/3         25           7/3          27           7/3         27           8/2

WESH(3)     21         10/2          23           9/2         25           7/2          25           8/2         27           7/2

KOAT        30         11/1          32          10/1         33          10/1          32          12/1         32          10/1

KETV        27          4/1          29           4/1         29           4/1          31           4/1         31           4/1

KCCI(4)     41          4/1          35           4/1         35           4/1          33           4/1         37           4/1

WLKY(5)     28          6/3          29           5/1         28           5/1          26           5/3         22           5/3

- ---------------


(1) Represents the number of television households tuned to a specific station 9:00am-Midnight, Sunday-Saturday, as a percentage of Station Total Households. Source: 1994 data from February, May and November Nielsen Station Index ("NSI"). Schedules for 1990-1993 include both NSI and Arbitron Ratings Audience Estimates information. NOTE: The Arbitron Company ceased to provide local television market reports in 1994.

(2) Stations serving market and local market rank data for 1994 based on November, 1994 NSI. Schedules for 1990-1993 include both NSI and Arbitron Ratings Audience Estimates information.

(3)   Acquired June 30, 1993.

(4)   Acquired September 9, 1993.

(5)   Switched affiliations from ABC to CBS in September, 1990.

         The Company's television stations are affiliated with national television networks under ten-year contracts which are automatically renewed for successive five-year terms unless the Company or network exercises its right to cancel. Prior to executing new contracts in early 1995, the stations' old network affiliation agreements were for two year periods with automatic renewal provisions.

         The ratings of the Company's television stations are affected by fluctuations in the national ratings of its affiliated networks. The Company believes that such network rating fluctuations are normal for the broadcasting industry and in the past has not sought to change its network affiliations based on the decline of the national ratings of an affiliated network.

ADVERTISING REVENUES

         The principal source of broadcasting revenues for the Company is the sale of time to advertisers. The Company derives television broadcasting revenues from local and national spot advertising and network compensation. Local advertising consists of short announcements and sponsored programs on behalf of advertisers in the immediate area served by the station. National spot advertising generally consists of short announcements and sponsored programs on behalf of national and regional advertisers. Network revenue is based upon a contractual agreement with a network and is dependent upon the network programs broadcast by the stations. The following table sets forth the television broadcasting revenues received by the Company from each of these types of advertising during the past five years.

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                  1994       1993(1)        1992        1991         1990
                                  ----       -------        ----        ----         ----
                                                       (IN THOUSANDS)
Local                            $82,463      $63,565      $49,670      $46,969     $49,199
National spot                     76,925       52,869       44,594       41,252      43,926
Network                            6,557        5,840        5,210        5,988       6,565
Other                              1,832        1,665        1,575        1,837       1,671
                                --------     --------     --------      -------    --------
    Total                       $167,777     $123,939     $101,049      $96,046    $101,361
                                ========     ========     ========      =======    ========

- ---------------
(1) The Company acquired television stations WESH and KCCI on June 30, 1993 and September 9, 1993, respectively.

         The Company believes that its stations are particularly strong in local news programming, an important revenue source for network-affiliated stations. Local news programs generate approximately a quarter of each station's revenues.

         Local time spots are sold by the Company's sales personnel at each broadcast station. Company sales departments make extensive use of computers to track and schedule all commercial spots sold, to maintain the broadcast station operating schedule, to determine time spot availability and to record accounts receivable. National spots are sold by the Company's three national sales representative firms.

         Advertising rates are based primarily on audience size, audience share, demographics and time availability. The Company's ability to maximize advertising revenues is dependent upon, among other things, its management of the inventory of advertising time available for sale.

PROGRAMMING

         The national television networks with which the Company's stations are affiliated offer a variety of sponsored and unsponsored programs to affiliated stations. The affiliated stations have the right of first refusal before the programs may be offered to any other television station in the same city.

         When not broadcasting network programs, the Company's stations broadcast local news programs, movies, syndicated programs acquired from independent sources and public service programs. Movies and syndicated programs have frequently been shown previously on network or cable television. Syndicated programs are programs that are licensed to individual stations for one or more showings in a particular market as distinguished from programs licensed for national distribution through one of the major networks.

         The Company's stations make programming decisions on the basis of a number of factors, including program popularity and cost. On occasion, the Company has not renewed a popular program when syndication costs exceeded the level the Company believed appropriate compared to the potential advertising revenues to be derived from the program.

RADIO

         The Company owns two radio stations serving the Phoenix, Arizona market: KTAR (AM) and KKLT (FM). Phoenix is the 20th largest Metro Market in the United States, and the Phoenix Radio Metro Area is served by thirteen AM and seventeen FM radio stations. KTAR (AM) ranks fourth in the Phoenix market and KKLT (FM) ranks ninth, with 5.8 percent and 4.3 percent average quarter hour market shares, respectively (source: Arbitron Radio Ratings Summary-Fall
1994). KTAR (AM) operates as a news/talk/sports radio station while KKLT (FM) has an adult contemporary music format. The FCC licenses for KTAR (AM) and KKLT (FM) expire on June 1, 1997.

         Advertising rates charged by a radio station are based primarily upon the number of homes in the station's primary market, the number of persons using radio in the area and the number of persons listening to the station. Advertising is sold by a national sales representative and by the stations' advertising sales personnel, consisting of approximately twenty-one salespersons and three sales managers. The Company's radio stations manage their inventory of available advertising time in much the same manner as the television stations. Radio broadcasting net revenues during each of the past five years were as follows: 1994 - $13,023,000; 1993 - $12,900,000; 1992 -
$12,320,000; 1991 - $12,973,000; and 1990 - $14,170,000.

COMPETITION

         Competition for television and radio audiences is based primarily on programming content. Programming content for the Company's television stations is significantly affected by network affiliation and by local programming activities. Competition for advertising is based on audience size, audience share, audience demographics, time availability and price. The Company's television stations compete for audience and advertising with other television stations and with radio stations, cable television and other news, advertising and entertainment media serving the same markets. In addition, the Company's television stations compete for audience and, to a lesser extent, advertising, with other forms of home entertainment such as home video recorders and direct broadcast satellite service. Cable systems, which operate generally on a subscriber payment basis, compete by carrying television signals from outside the broadcast market and by distributing signals from outside the broadcast market and by distributing programming that is originated exclusively for cable systems. The Company's television stations are also affected by local competitive conditions, including the number of stations serving a particular area and the programming content of those stations.

         The Company believes that the competitive position of its radio and television properties is enhanced by the Company's policy of operating its broadcasting properties with a view to long-term growth. Strong local news programming is an important factor for the competitive position of the Company's television stations. The Company's system for managing advertising inventory of its television and radio stations is also an important factor in its ability to compete effectively for advertising revenues.

         The Company's radio stations compete for audience and advertising with other radio and television stations in the Phoenix area and with other print, advertising and entertainment media. The Company's radio stations compete for audience primarily on the basis of their broadcasting format.

FEDERAL REGULATION OF BROADCASTING

         Television and radio broadcasting are subject to the jurisdiction of the Federal Communications Commission ("FCC") pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the public dissemination of radio and television broadcasts except in accordance with a license issued by the FCC and empowers the FCC to issue, revoke, modify and renew broadcasting licenses and adopt such regulations as may be necessary to carry out the provisions of the Communication Act.

BROADCAST LICENSES

         Broadcasting licenses are granted for a maximum period of seven years in the case of radio stations and five years in the case of television stations and are renewable upon application. During the period when a renewal application is pending, competing applicants may file for the frequency being used by the renewal applicant. Petitions to deny license renewals and other applications may also be filed against licensees and applicants. Such petitions can be used by interested parties, including members of the public, to raise issues before the FCC.

         An application to renew the license of WDSU, New Orleans, was filed by the Company with the FCC on January 19, 1992; the National Black Media Coalition has filed with the FCC a petition to deny the grant of the application based on alleged violations of the FCC's equal employment opportunity rules. The Company has filed an opposition to the aforementioned petition and is confident of a favorable outcome.

MULTIPLE OWNERSHIP

         FCC regulations govern the multiple, common and cross ownership of broadcast stations. Under the FCC's current multiple ownership rules, a license for an AM radio or FM radio or television station will not be granted if (i) the applicant already owns, operates or controls or has an interest in another television station of the same type which provides service to substantially the same area as the television station owned, operated or controlled by the applicant, or (ii) the grant of the license would result in the applicant's owning, operating or controlling or having an interest in more than 20 AM stations, more than 20 FM stations or more than 12 television stations, except in special situations. With respect to television stations, there is an additional ownership limit based on audience reach. Under the audience reach limitation, an entity may acquire cognizable ownership interests in up to 12 markets, if the households reached by the television stations do not exceed 25% of the national television household audience as determined by the Arbitron ADI market rankings.

         The common ownership rules generally prohibit ownership of a VHF television station and either an AM or FM radio station in the same market, and the AM-FM radio ownership rules prohibit granting a license to operate an AM or FM radio station or television station to an applicant who already owns, operates or controls or has an interest in a daily newspaper in the community in which the broadcast license is requested. Further, the cross ownership rules prohibit a cable television system from carrying the signal of a television broadcast station if such system owns, operates, controls or has an interest in a broadcast television station which serves substantially the same area that the cable television system is serving. The FCC and the Congress are currently considering the elimination or liberalization of various national and local restrictions on the ownership of television stations.

RECENTLY ADOPTED AND PROPOSED FCC RULE CHANGES

         There are currently pending before Congress bills which would allow ownership of cable systems by the Bell Operating Companies located outside of their service areas. There is pending before the courts an appeal of a decision of the FCC which authorizes telephone companies to offer a type of cable service, known as "video dialtone," by furnishing transmission facilities on a common carrier basis to customers who desire to distribute video programming.

         It is the current policy of the FCC to rely increasingly upon the interplay of marketplace forces in lieu of direct government regulation and to encourage increasing competition among different electronic communication media. The FCC has granted several applications proposing to establish direct broadcast satellite systems ("DBS"). Several other new technologies are in their developmental stages, such as High Definition Television capable of transmitting television pictures with higher resolution, truer color and wider aspect ratios, and Digital Audio Broadcasting capable of transmitting radio signals on a terrestrial basis and by space satellites. The potential impact of these technologies on the Company's business cannot be predicted.

         A controversy exists among television broadcasters, cable companies and program producers relating to rules requiring cable television systems ("cable systems") to carry the signals of local television stations. On
March 11, 1993, the FCC adopted rules concerning the mandatory signal carriage ("must carry") rights of commercial and noncommercial television stations that are local to the area serviced by a cable system and the requirement prohibiting cable operators and other multichannel video programming providers from carrying television stations without obtaining their consent ("retransmission consent") in certain circumstances. Later that year, a three-judge panel of the United States District Court found that the FCC rules governing must carry and retransmission consent are constitutional. On appeal, the United States Supreme Court vacated the District Court decision and remanded the case back to the three-judge panel for further proceedings. While the case is pending, the must-carry provisions of the 1992 Cable Act remain in effect, as do the Commission's must-carry rules and retransmission consent requirements.

LIMITATIONS ON OWNERSHIP OF THE COMPANY'S STOCK

         The Communications Act prohibits the assignment or transfer of broadcasting licenses, including the transfer of control of any corporation holding such licenses, without the prior approval of the FCC. The Communications Act would prohibit the Company from continuing to control broadcast licenses if, in the absence of FCC approval, any officer of the Company or more than one-fourth of its directors were aliens, or if more than one-fourth of the Company's capital stock were acquired or voted directly or indirectly by alien individuals, corporations, or governments, or if it otherwise fell under alien influence or control in a manner determined by the FCC to be contrary to the public interest.

         Because of the multiple, common and cross ownership rules, if a holder of the Company's common stock or Class B common stock acquired an attributable interest in the Company and had an attributable interest in other broadcast stations, a cable television operation or a daily newspaper, there could be a violation of FCC regulations depending upon the number and location of the other broadcasting stations, cable television operations or daily newspapers attributable to such holder.

         The information contained under this heading does not purport to be a complete summary of all the provisions of the Communications Act and the rules and regulations of the FCC thereunder or of pending proposals for other regulation of broadcasting and related activities. For a complete statement of such provisions, reference is made to the Communications Act, to such rules and regulations and to such pending proposals.

JOINT VENTURE INVESTMENT

         On January 1, 1994, the Company acquired a one-third interest in RXL
Communications ("RXL") for $5,000,000.   The joint venture, originally formed
by affiliates of Morgan-Murphy Broadcasting and The Rocky Company in 1988, produces and broadcasts interactive educational programming as a curriculum supplement to school systems across the United States. In addition, RXL produces training, seminar and conference broadcasts and videos for a variety of corporate, governmental and trade organizations. The joint venture, with operating facilities in the states of Washington and Missouri, was renamed RXL Pulitzer as of January 1, 1994.

EMPLOYEES

         At December 31, 1994, the Company had approximately 2,400 full-time employees, of whom approximately 1,300 were engaged in publishing and 1,100 in broadcasting. In St. Louis, a majority of the approximately 1,100 full-time employees engaged in publishing are represented by unions. In addition, certain employees of the broadcasting segment and TNI Partners are represented by unions. The Company considers its labor relations with its employees to be good.

ITEM 2.  PROPERTIES

         The corporate headquarters of the Company is located at 900 North Tucker Boulevard, Saint Louis, Missouri. The general character, location and approximate size of the principal physical properties used by the Company at December 31, 1994, are set forth below. Leases on the properties indicated as leased by the Company expire at various dates through July 2012.

         The Company believes that all of its owned and leased properties are in good condition, well maintained and adequate for its current and immediately foreseeable operating needs. The Company currently has two building projects in process to address the long-term operating requirements of its New Orleans televison station and Phoenix radio stations.

         GENERAL CHARACTER                                              APPROXIMATE AREA
            OF PROPERTY                                                  IN SQUARE FEET
            -----------                                                  --------------
                                                                     OWNED           LEASED
                                                                     -----           ------
Publishing:
  Printing plants, business and editorial
     offices, and warehouse space located in:
     St. Louis, Missouri*                                            536,000          109,700
     Tucson, Arizona **                                              265,000           21,100
     Washington, D.C.                                                      -            2,250

Broadcasting:
  Business offices, studios, garages and
     transmitters located in:
     St. Louis, Missouri                                                   -            5,300
     Albuquerque, New Mexico                                          39,700            7,500
     Omaha, Nebraska                                                  37,900              600
     Lancaster, Pennsylvania                                          55,200            2,200
     Winston-Salem, North Carolina                                    41,100              800
     Greenville, South Carolina                                       52,000            3,600
     Louisville, Kentucky                                             20,800                -
     New Orleans, Louisiana                                           27,500           14,500
     Phoenix, Arizona                                                  1,450           10,450
     Orlando, Florida                                                 61,300            2,900
     Daytona Beach, Florida                                           28,100                -
     Des Moines, Iowa                                                 53,400                -

- ---------------
  * Property is subject to the provisions of the St. Louis Agency Agreement.

** The 265,000 square foot facility in Tucson, Arizona, is used in the production of the Star and the Citizen and is jointly owned with Gannett pursuant to the Tucson Agency. Approximately 900 square feet of the leased properties in Tucson, Arizona, are leased by the Company for use as a bureau office for the Star. The remaining leased facilities are leased by TNI Partners pursuant to the Tucson Agency.

ITEM 3.  LITIGATION

         The Company becomes involved from time to time in various claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, slander and defamation actions and complaints alleging discrimination. In addition, the Company is involved from time to time in various governmental and administrative proceedings relating, among other things, to renewal of broadcast licenses. While the results of litigation cannot be predicted, management believes the ultimate outcome of such litigation will not have a material adverse effect on the consolidated financial statements of the Company and its subsidiaries.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                    PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

         The Company's common stock is listed and traded on the New York Stock Exchange under the symbol "PTZ."

         At March 14, 1995, there were approximately 454 record holders of the Company's common stock and one record holder of its Class B common stock.

         The following table sets forth the range of high and low sales prices and dividends paid for each quarterly period in the past two years:


                                             High             Low            Dividend*
                                             ----             ---            --------
             1993**
             ----
         First Quarter                      $31.80           $24.40            $0.1075
         Second Quarter                      29.60            22.80             0.1075
         Third Quarter                       27.40            22.80             0.1075
         Fourth Quarter                      29.40            25.10             0.1075

                                             High             Low            Dividend*
                                             ----             ---            --------
             1994**
             ----
         First Quarter                      $30.60           $27.90            $0.1150
         Second Quarter                      29.90            27.70             0.1150
         Third Quarter                       31.00            27.80             0.1150
         Fourth Quarter                      31.20            26.40             0.1150

- ---------------

* In 1994 and 1993, the Company paid cash dividends of $0.46 and $0.43, respectively, per share of common stock and Class B common stock (see
    Note 5 of Notes to Consolidated Financial Statements for restrictions on dividends).

** The high and low sales prices and dividends per share have been adjusted to reflect the impact of a five-for-four stock split, effected in the form of a 25 percent common and Class B common stock dividend, declared by the Company's Board of Directors on January 4, 1995.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                 Years Ended December 31,
 OPERATING RESULTS                              1994      1993          1992          1991         1990
                                                ----      ----          ----          ----         ----
                                                       (In thousands, except per share amounts)
 Operating Revenues -- net                     $485,579   $426,985      $398,373      $393,372     $402,772
                                               --------   --------      --------      --------     --------
 Operating Expenses
   Operations                                   191,570    180,998       170,307       184,784      198,317
   Selling, general and administrative          174,239    163,578       160,873       154,115      146,454
   St. Louis Agency adjustment                   14,706     10,660        11,690         7,290        5,253
   Depreciation and amortization                 30,486     23,792        18,869        23,773       21,501
                                               --------   --------      --------      --------     --------
    Total operating expenses                    411,001    379,028       361,739       369,962      371,525
                                               --------   --------      --------      --------     --------

 Operating income                                74,578     47,957        36,634        23,410       31,247
 Interest income                                  1,971      1,090         1,156         1,618        2,041
 Interest expense                               (12,009)    (9,823)       (7,801)       (9,443)     (10,920)
 Gain on sale of publishing property              2,791
 Net other expense                               (1,461)    (1,011)         (756)         (661)        (519)
                                               --------   --------      --------      --------     --------
 Income before provision for income taxes
   and cumulative effects of changes in
   accounting principles                         65,870     38,213        29,233        14,924       21,849
 Provision for income taxes                      25,960     15,260         5,331         4,365        9,325
                                               --------   --------      --------      --------     --------
 Income before cumulative effects
   of changes in accounting principles           39,910     22,953        23,902        10,559       12,524

 Cumulative effects of changes in
   accounting principles, net of
   applicable income taxes                         (719)       360       (25,147)
                                               --------   --------      --------      --------     --------
 Net income (loss)                              $39,191    $23,313       ($1,245)      $10,559      $12,524
                                               ========   ========      ========      ========     ========
 Earnings (loss) per share of stock (common
   and Class B common): (1)
 Income before cumulative effects of changes
   in accounting principles                       $2.45      $1.51         $1.65         $0.73        $0.87
 Cumulative effects of changes in
   accounting principles                          (0.04)      0.02         (1.74)
                                               --------   --------      --------      --------     --------
 Earnings (loss) per share                        $2.41      $1.53        ($0.09)        $0.73        $0.87
                                               ========   ========      ========      ========     ========
 Dividends per share of common and
   Class B common stock (1)                       $0.46      $0.43         $0.39         $0.38        $0.36
                                               ========   ========      ========      ========     ========
 Weighted average number of shares
   (common and Class B common stock)
   outstanding (1)                               16,241     15,278        14,424        14,404       14,404
                                               ========   ========      ========      ========     ========

                                                                       December 31,
                                             1994         1993          1992          1991         1990
                                             ----         ----          ----          ----         ----
                                                                   (In thousands)
 OTHER DATA

 Working capital                              $  96,729   $  60,688     $  45,989     $  32,044    $  34,863

 Total assets (2)                               468,312     461,618       289,988       243,947      261,626

 Long-term debt, less current maturities(3)     128,750     161,920        57,661        74,372       90,975


 Stockholders' equity (4)                       155,019     122,143        67,074        72,851       67,610

- ---------------

(1)  In 1994, shares outstanding, dividends per share and earnings per share
     were adjusted for 1994 and  restated   for 1993 - 1990 to reflect
     the impact of a five-for-four stock split, effected in the form of a 25 percent common and Class B common stock dividend, declared by the Company's Board of Directors on January 4, 1995. In 1992, shares outstanding, dividends per share and earnings per share were adjusted for 1992 and restated for 1991 - 1990 to reflect the impact of 10 percent common and Class B common stock dividend declared by the Company's Board of Directors on January 4, 1993.

(2) During 1993 the Company acquired television stations WESH and KCCI for approximately $164.7 million.

(3) As of December 31, 1993, approximately $118.6 million of new long-term debt financing was outstanding related to the acquisition of WESH and KCCI.

(4) On July 9, 1993, the Company sold 1.35 million shares of common stock in a public offering. The $37 million in net proceeds from the offering was used to partially finance the acquisition of WESH and KCCI in 1993.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

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


1994 COMPARED WITH 1993

CONSOLIDATED

         Operating revenues for the year ended December 31, 1994 increased 13.7 percent to $485.6 million from $427 million in 1993. The revenue comparison was affected by the acquisitions of television stations WESH and KCCI on June 30, 1993 and September 9, 1993, respectively. The Company's 1994 results included full periods for WESH and KCCI while the prior year included the results of the two television stations only after their respective acquisition dates. Excluding WESH (first six months only) and KCCI (first nine months only) from the comparison, consolidated revenues would have increased 7.9 percent. These increases reflected gains in both broadcasting and publishing revenues.

         Operating expenses, excluding the St. Louis Agency adjustment, were $396.3 million compared to $368.4 million in 1993, an increase of 7.6 percent. Excluding WESH (first six months only) and KCCI (first nine months only) from the comparison, consolidated operating expenses would have increased 1.5 percent. Major increases in comparable expenses included overall personnel costs ($3.2 million), circulation delivery expense ($1.1 million), national advertising representative commissions ($783,000) and newsprint expense ($396,000). Expense increases were partially offset by a decline in programming rights expense ($2.9 million) and the reversal of an accrual due to the settlement of a sales tax issue ($437,000).

         Operating income for fiscal 1994 increased 55.5 percent to $74.6 million from $48 million in 1993. Excluding WESH (first six months only) and KCCI (first nine months) from the comparison, operating income would have increased 50.7 percent. The increase reflected improvements in operating income in both the publishing and broadcasting segments due to a combination of increased revenues and cost control.

         Interest expense increased $2.2 million in 1994 compared to 1993, due to higher debt levels in 1994. The Company's average debt level for 1994 increased to $160.1 million from $119.7 million in the prior year, due to borrowings related to the 1993 acquisitions of WESH and KCCI. Lower rates on the WESH and KCCI borrowings reduced the Company's average interest rate for 1994 to 7.5 percent from 7.8 percent in the prior year. Interest expense also included a declining interest factor related to annual payments (1990-1994) under a non-competition agreement entered into in connection with the 1989 acquisition of television station WDSU in New Orleans. Interest income for the year increased $881,000, due to both higher average balances of invested funds and higher interest rates.

         The effective income tax rate for 1994 decreased to 39.4 percent from
39.9 percent in the prior year. The rates in both 1994 and 1993 were affected by non-recurring items. The 1994 rate included the effect of approximately $1.8 million in tax expense related to the gain on the sale of Pulitzer Community Newspapers, Inc. In addition, 1994 income tax expense was reduced by a $500,000 positive adjustment related to the fourth-quarter settlement of the 1992 federal tax examination. The 1993 effective tax rate was lowered by a $225,000 adjustment to the tax provision, reflecting a change in the Company's deferred income tax rates as a result of the Revenue Reconciliation Act of 1993. Excluding these non-recurring items from both years, the effective income tax rates for 1994 and 1993 would have been 39.2 percent and 40.5 percent, respectively. The lower 1994 rate reflected the Company's reduced exposure to further tax adjustments for open tax years, following the settlement of the 1990-1992 federal tax examinations during 1994, and the impact of 1993 tax law changes in the deductibility of the amortization of intangibles. The effective tax rates in both years also reflected the effect of approximately $500,000 of non-deductible goodwill amortization expense. The Company expects the estimated tax rate for 1995 will be in the 39 percent range, approximately the same as the effective rate for 1994.

         Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits ("SFAS 112") and recorded its initial liability thereunder, resulting in a one-time after-tax charge of $719,000 (see Note 10 of the Notes to Consolidated Financial Statements). After recording the one-time charge, the Company's 1994 expense under SFAS 112 did not differ significantly from the prior year pay-as-you-go amount.

         On December 22, 1994, the Company sold its Chicago publishing subsidiary, Pulitzer Community Newspapers, Inc. ("PCN"), for approximately $33.7 million. The gain on the sale of PCN added approximately $1 million ($2.8 million less income taxes of $1.8 million), or $0.06 per share, to 1994 net income. The sale of PCN is not expected to have a significant impact on the Company's future earnings results.

         For the year ended December 31, 1994, the Company reported net income of $39.2 million, or $2.41 per share, compared with net income of $23.3 million, or $1.53 per share, in the prior year. Net income for 1994 included the non-recurring SFAS 112 charge of $719,000, or $0.04 per share. In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, resulting in a positive adjustment to income of $360,000, or $0.02 per share.

         Excluding the cumulative effects of accounting changes from both years and the 1994 one-time gain from the sale of PCN, 1994 net income increased to $38.9 million, or $2.39 per share, from $23 million, or $1.51 per share, for the prior year. The 1994 gain in net income reflected improvements in operating profits in both the publishing and broadcasting segments due to a combination of increased revenues and cost control. The Company's earnings per share comparison for the year-to-date period was affected by the larger average number of shares outstanding in 1994 as a result of the public offering of 1.35 million shares in July 1993.

PUBLISHING

         Operating revenues from the Company's publishing segment for 1994 increased 5 percent to $304.8 million from $290.1 million in 1993, primarily reflecting increased revenues from advertising, particularly classified, at all three newspaper locations.

         Newspaper advertising revenues increased $12.3 million, or 7.3 percent, in 1994. The 1994 increase resulted from higher advertising volume which contributed $9.3 million and higher average rates which contributed $3 million. In January 1994, all publishing properties increased rates for certain advertising categories, ranging from 3 percent to 6.5 percent. In the first quarter of 1995, both the St. Louis Post-Dispatch ("Post-Dispatch") and The Arizona Daily Star ("Star") implemented rate increases for most advertising categories, ranging from 4 percent to 6 percent and 6 percent to 8 percent, respectively.

         Circulation revenues decreased $720,000, or 0.9 percent, in 1994. The slight revenue decline for 1994 resulted from average circulation decreases at the Post-Dispatch while average circulation rates were virtually unchanged from the prior year. Average daily and Sunday circulation of the Post-Dispatch for the fourth quarter of 1994 was 331,676 and 552,647 compared to 342,687 and 561,744, respectively, for the corresponding 1993 period. Effective February 5, 1995, the home-delivered price of the Sunday Post-Dispatch was increased $1.00 per month. In addition, the home-delivered price of the daily Star will be increased $0.80 per month, effective March 27, 1995.

         Operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the publishing segment, excluding the St. Louis Agency adjustment, increased to $259.6 million in 1994 from $255.8 million in 1993, an increase of 1.5 percent. The increase was principally attributable to higher circulation delivery expense ($1.1 million), increases in overall personnel costs ($746,000) and an increase in newsprint expense ($396,000), due to higher newsprint consumption.

         Operating income from the Company's publishing activities increased
28.6 percent to $30.5 million from $23.7 million in 1993, reflecting a combination of increased revenues and cost control.

         The publishing segment's 1994 results were favorably impacted by a downward trend in newsprint prices during the first half of 1994. However, during the second half of 1994, newsprint prices began to increase and have continued to rise in early 1995. The Company's recurring newsprint cost and metric tons of consumption for 1994, after giving effect to the St. Louis Agency adjustment and excluding PCN, were approximately $22.8 million and 50,600 metric tons, respectively. For the first quarter of 1995, the Company expects its average cost per metric ton to increase to approximately $555. Based upon notification from the Company's newsprint vendors of an increase scheduled for May 1995, the Company's average cost per metric ton for the second quarter and the balance of the year (assuming no further price increases) are estimated to be approximately $625 and $680, respectively. These estimated higher newsprint prices for fiscal year 1995 are expected to have a significant effect on the performance of the publishing segment. No assurance, however, can be given that the estimated newsprint average cost increases for fiscal 1995 will be as projected, and actual average cost increases may be higher or lower.

BROADCASTING

         Broadcasting operating revenues for 1994 increased 32.1 percent to $180.8 million from $136.8 million in 1993. The revenue comparison was affected by the Company's acquisition of television stations WESH and KCCI on June 30, 1993 and September 9, 1993, respectively. Excluding WESH (first six months only) and KCCI (first nine months only) from the comparison, broadcasting revenues would have increased 14.1 percent in 1994. On a comparable basis, local spot advertising would have increased 9.2 percent; national spot advertising would have increased 23 percent; and network compensation would have declined 4 percent. Political advertising, including WESH and KCCI, increased $8.1 million in 1994.

         Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) increased 22 percent to $132.8 million in 1994 from $108.9 million in 1993. Excluding WESH (first six months only) and KCCI (first nine months only) from the comparisons, operating expenses would have increased 1.4 percent in 1994. Major increases in comparable expenses were overall personnel costs ($2.4 million), national advertising representative commissions ($783,000) and promotion expense ($395,000). Partially offsetting these increases were a decline in programming rights expense ($2.9 million) and the reversal of an accrual due to the settlement of a sales tax issue ($437,000).

         Operating income from broadcasting operations in 1994 increased 71.6 percent to $48 million from $27.9 million in the prior year. Excluding WESH (first six months only) and KCCI (first nine months only), broadcasting operating income would have increased 63.2 percent in 1994, due to a combination of increased advertising revenues and cost control.

         Early in 1995, the Company executed a new 10-year network affiliation agreement for each of its nine television stations. None of these new agreements represents a change in affiliation from the prior year. On an annual basis, beginning in 1995, the new agreements with ABC, CBS and NBC will add approximately $10.5 million to the Company's annual network compensation revenue. The Company anticipates, however, that approximately $2 million of this revenue increase will be invested back into its stations to strengthen their local news operations. These costs will be reflected in the ongoing annual expenses of the broadcasting operations.


1993 COMPARED WITH 1992

CONSOLIDATED

         Operating revenues for the year ended December 31, 1993 increased 7.2 percent to $427 million from $398.4 million in 1992. Revenue comparisons were affected by the acquisitions of television stations WESH and KCCI on June 30, 1993 and September 9, 1993, respectively, and the closedown and partial sale of certain assets of Pulitzer's Lerner Newspapers operation in Chicago on October
13, 1992.   Revenues for the year ended December 31, 1993 included the operations of the two television stations following their acquisitions. Prior year revenues included Lerner's operations for the first nine months while no amounts for Lerner are included in 1993. Excluding WESH and KCCI's 1993 revenues and Lerner's 1992 revenues from the comparisons, consolidated revenues would have increased 3.5 percent. These increases reflected gains in both broadcasting and publishing revenues.

         Operating expenses, excluding the St. Louis Agency adjustment, were $368.4 million compared to $350.1 million in 1992, an increase of $18.3 million, or 5.2 percent. Expense comparisons were also affected by the television acquisitions, Lerner and two non-recurring charges in 1992 (a $3 million lawsuit settlement at the Post-Dispatch and a $1.5 million corporate charge for a feature film write-off). Excluding WESH and KCCI's 1993 expenses and 1992 items affecting comparability, consolidated operating expenses would have increased $12.3 million or 3.7 percent. This 3.7 percent increase was primarily attributable to increased overall personnel costs ($8.7 million) and increased newsprint expense ($4.4 million). Expense increases were partially offset by decreased depreciation and amortization ($1.5 million); decreased purchased supplements in publishing ($1.1 million); and decreased programming rights ($1 million).

         Operating income for fiscal 1993 increased 30.9 percent, to $48 million from $36.6 million in 1992. Excluding the effects of WESH and KCCI from 1993, and Lerner, the lawsuit settlement and the film write-off from 1992, operating income would have increased 9.7 percent for 1993. The 1993 increase reflected improvements in operating income in both the publishing and broadcasting segments, primarily as a result of increased revenues.

         Interest expense increased $2 million in 1993 compared to 1992, due to higher debt levels in the second half of 1993. Interest expense on new long-term borrowings related to the WESH and KCCI acquistions amounted to $3.8 million in 1993. The Company's average debt level for 1993 increased to $119.7
million from $80.6 million in the prior year.   Lower rates on the new long
term borrowings reduced the Company's average interest rate for 1993 to 7.8 percent from 8.9 percent in the prior year. Interest expense also included a declining interest factor related to annual payments (1990-1994) under a non-competition agreement entered into in connection with the 1989 acquisition of television station WDSU in New Orleans. Interest income for the year declined marginally as the benefit from higher average invested funds was more than offset by lower interest rates.

         The effective income tax rate for 1993 increased to 39.9 percent from
18.2 percent for 1992. The lower rate in 1992 resulted from two non-recurring items; 1) an approximate $1.7 million tax benefit associated with the closedown and partial sale of Lerner Newspapers, principally due to a tax deduction for intangible assets, and 2) positive adjustments to the tax reserve in the 1992 second and fourth quarters amounting to $3.4 million and $2.5 million, respectively, following the favorable settlement of federal tax examinations for 1985 through 1989. Without giving effect to these non-recurring items, the effective tax rate for 1992 would have been 42 percent. The effective tax rates in 1993 and 1992 also reflected the effects of approximately $500,000 and $1.4 million, respectively, of non-deductible goodwill amortization expense.

         Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") (see Note 11 of the Notes to Consolidated Financial Statements). Adoption of SFAS 109 resulted in an increase in net income of $360,000, or $0.02 per share, in 1993 to record deferred tax liabilities at the current (lower) tax rate than when originally recorded. As of December 31, 1993, the Company had a net deferred tax asset of $10.9 million. The deferred tax asset was recorded based upon management's belief that realization of the deferred tax asset was likely considering the Company's sufficient taxable income in prior carryback years (1993, 1992 and 1991) and anticipated sufficient future levels of taxable income.

         For the year ended December 31, 1993, the Company reported net income of $23.3 million, or $1.53 per share, compared with a net loss of $1.2 million, or $0.09 per share loss, in the prior year. Net income for 1993 included a non-recurring positive adjustment to income of $360,000, or $0.02 per share, in connection with the adoption of SFAS 109 effective January 1, 1993. The 1992 net loss resulted from the Company's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") and the related one-time after-tax charge of $25.1 million, or $1.74 per share loss.

         Excluding the cumulative effects of accounting changes, other non-recurring items and WESH and KCCI, net income for 1993 would have been $24.3 million, or $1.59 per share, compared with $20.3 million, or $1.41 per share (see summary below). The gain in net income, on a comparable basis, reflected improvements in operating profits in both the publishing and broadcasting segments, primarily as a result of increased revenues. The earnings per share comparison was impacted by the increase in shares outstanding due to the public offering of 1.35 million shares in July 1993.

                                                                   Years Ended December 31,
                                              -------------------------------------------------------------
                                                           1993                              1992
                                              --------------------------          --------------------------
                                                Net Income           EPS          Net Income           EPS
                                                ----------           ---          ----------           ---
  WESH/KCCI Acquisition Effect                   ($1,328)          ($.08)
  Lawsuit Settlement                                                                 ($900)          ($.07)
  Lerner Closedown/Sale                                                                147             .01
  Lerner Exclusive of Closedown/Sale                                                  (628)           (.04)
  Film Write-Off                                                                      (883)           (.06)
  Tax Settlement 1985/86/87                                                          3,400             .23
  Tax Settlement 1988/89                                                             2,500             .17
  SFAS 109 One-Time Credit                           360             .02
  SFAS 106 One-Time Charge                                                         (25,147)          (1.74)
                                                 -------           -----           -------           -----
       Subtotal                                     (968)           (.06)          (21,511)          (1.50)
  Net Income Excluding Non-recurring
    items and Effect of TV Acquisitions           24,281            1.59            20,266            1.41
                                                 -------           -----            ------           -----
       Net Income (Loss)                         $23,313           $1.53           ($1,245)          ($.09)
                                                 =======           =====           =======           =====

  Shares Outstanding                                              15,278                            14,424
                                                                  ======                            ======

         During the third quarter of 1993, the Company completed the purchase of two television stations, WESH in Daytona Beach/Orlando, Florida and KCCI in Des Moines, Iowa. For the year ended December 31, 1992, these stations had combined operating revenues of $44.8 million and combined operating expenses, excluding depreciation and amortization, of $27.2 million. The Company closed the WESH acquisition on June 30, 1993, paying a purchase price of $136.2 million plus $6.4 million for net receivables. The Company closed the KCCI acquisition on September 9, 1993, paying a purchase price of $20.8 million plus $1.3 million for net receivables. Substantially all of the purchase price for the acquisitions was allocated to amortizable and depreciable property. The depreciation, amortization and, to a lesser extent, the increased interest expense resulting from the acquisitions, had a negative impact on the Company's 1993 net income of $0.08 per share.

PUBLISHING

         Operating revenues from the Company's publishing operations for 1993 increased to $290.1 million from $285 million in 1992, an increase of 1.8 percent. Excluding Lerner's 1992 revenues, publishing revenues would have increased 3.6 percent, reflecting increased revenues from advertising, circulation and commercial printing.

         Excluding Lerner's 1992 revenues from the comparison, newspaper advertising revenues increased $3.1 million (1.9 percent) in 1993. A $9 million increase generated by increased advertising volumes was partially offset by the price effect, totalling $5.9 million, of lower average rates. Advertising rate increases of 5 percent to 6 percent were implemented at the Tucson Agency in January 1993. Essentially no 1993 advertising rate increases were put into effect at the Company's St. Louis or Chicago newspaper operations. Average rates for the newspaper segment were lower for 1993 due to the mix of advertising, frequency discounts and competitive pricing pressures. Effective January 1994, advertising rates were increased at all publishing properties in varying percentages among certain categories ranging from 3 percent to 6.5 percent.

         Circulation revenues increased $900,000 (1.2 percent) for 1993. The increase reflected the combination of circulation price increases, principally at the St. Louis Post-Dispatch ("Post-Dispatch") and The Arizona Daily Star ("Star"), amounting to $1.3 million and of partially offsetting average circulation decreases amounting to $400,000. The effect of the closedown/partial sale of Lerner on circulation revenues was not material.

         The home-delivered price of the daily Post-Dispatch was increased $1.04 per month, effective March 2, 1992, and an additional $0.52 per month, effective March 1, 1993. Average daily and Sunday circulation of the Post-Dispatch for the fourth quarter of 1993 was 342,687 and 561,744 compared to 347,971 and 570,983, respectively, for the corresponding 1992 period.

         The single copy price of the daily Star was increased to $0.50 from $0.35 as of October 4, 1993.

         Operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the publishing segment, excluding the St. Louis Agency adjustment, increased to $255.8 million in 1993
from $255.1 million in 1992, an increase of  0.3 percent.   Excluding Lerner's
1992 expenses, the non-recurring Lerner sale/closedown charge of $1.6 million and the $3 million lawsuit settlement from the comparison, publishing expenses would have increased 4.6 percent. This 4.6 percent increase was principally attributable to increased overall personnel costs ($5.9 million) and increased newsprint expense ($4.4 million), due to both higher newsprint prices and increased volume. Expense increases were partially offset by decreased depreciation and amortization ($1.2 million) and decreased purchased supplements ($1.1 million).

         Operating income from the Company's publishing activities increased
30.4 percent to $23.7 million from $18.2 million in 1992. Excluding Lerner and the lawsuit settlement from the prior year, publishing operating income for 1993 would have increased 6.2 percent due to increased revenues.

BROADCASTING

         Broadcasting operating revenues for 1993 increased 20.7 percent to $136.8 million from $113.4 million in 1992. Revenue comparisons were affected by the acquisitions of television stations WESH and KCCI during the third
quarter of 1993.   Excluding the revenues of WESH and KCCI, broadcasting
revenues would have increased 3.3 percent for 1993. Exclusive of WESH and KCCI, local spot advertising increased 7.6 percent; national spot advertising decreased 0.9 percent; and network compensation decreased 1 percent for 1993. The revenue comparison was affected by strong revenue gains in the prior year due to the Summer Olympics carried on the NBC television network and political advertising.

         Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) increased 20.9 percent to $108.9 million in 1993 from $90.1 million in 1992. Excluding WESH and KCCI, operating expenses would have increased 0.8 percent. This increase, on a comparable basis, was due primarily to increased overall personnel costs ($2.6 million) offset in part by decreases in programming rights expense ($1 million), depreciation and amortization ($316,000) and bad debt expense ($254,000).

         Operating income from the broadcasting operations increased 19.9 percent to $27.9 million from $23.3 million due to increased advertising revenues and a $1.6 million contribution to operating income from WESH and KCCI. Excluding WESH and KCCI, broadcasting operating results would have increased $3 million or 13.1 percent in 1993. See Note 3 of Notes to Consolidated Fiancial Statements for pro forma information related to the WESH and KCCI acquisition.


LIQUIDITY AND CAPITAL RESOURCES

         Outstanding debt, inclusive of the short-term portion of long-term debt, as of December 31, 1994, was $143 million, compared with $176.2 million at December 31, 1993. The decrease since the prior year end reflected a scheduled repayment of $14.3 million under the Company's Senior Note Agreement maturing in 1997 and $18.6 million in prepayments of borrowings under its credit agreement with Canadian Imperial Bank of Commerce as Agent ("CIBC"). In 1994 CIBC prepayments reduced the credit agreement borrowings to zero and, in December 1994, the Company terminated the credit agreement.

         As of December 31, 1994, the Company's long-term borrowings consisted of $143 million of fixed-rate senior notes with The Prudential Insurance Company of America.

         The Company's Senior Note Agreements require it to maintain certain financial ratios, place restrictions on the payment of dividends and prohibit new borrowings, except as permitted thereunder.

         As of December 31, 1994, commitments for capital expenditures were approximately $12.6 million, relating to normal capital equipment replacements and a portion of the costs for new facilities for television station WDSU in New Orleans and the radio operations in Phoenix. Commitments for film contracts and license fees as of December 31, 1994 were approximately $28.9 million. At December 31, 1994, the Company had working capital of $96.7 million and a current ratio of 2.55 to 1. This compares to working capital of $60.7 million and a current ratio of 2.00 to 1 at December 31, 1993.

         The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, film contract and license fees, working capital requirements, debt installments and dividend payments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of Pulitzer Publishing Company and Subsidiaries are filed as part of this report. Supplementary unaudited data with respect to the quarterly results of operations of the Company are set forth in the Notes to Consolidated Financial Statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

     Independent Auditors' Report

     Statements of Consolidated Income for each of the Three Years in the Period Ended December 31, 1994

     Statements of Consolidated Financial Position at December 31, 1994 and 1993

     Statements of Consolidated Stockholders' Equity for each of the Three Years in the Period Ended December 31, 1994

     Statements of Consolidated Cash Flows for each of the Three Years in the Period Ended December 31, 1994

     Notes to Consolidated Financial Statements for the Three Years in the Period Ended December 31, 1994

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pulitzer Publishing Company:

We have audited the accompanying statements of consolidated financial position of Pulitzer Publishing Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December
31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, in 1994 the Company changed its method of accounting for postemployment benefits to conform with Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits. As discussed in Note 11 to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As discussed in Note 10 to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

DELOITTE  & TOUCHE LLP

Saint Louis, Missouri
February 3, 1995

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME


                                                               YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                       1994                1993               1992
                                                    (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
OPERATING REVENUES - NET:
 Publishing:
  Advertising                                       $ 181,018           $ 168,684         $ 170,014
  Circulation                                          77,941              78,661            77,713
  Other                                                45,820              42,801            37,277
 Broadcasting                                         180,800             136,839           113,369
                                                    ---------           ---------         ---------
     Total operating revenues                         485,579             426,985           398,373
                                                    ---------           ---------         ---------
OPERATING EXPENSES:
 Publishing operations                                130,219             128,220           124,415
 Broadcasting operations                               61,351              52,778            45,892
 Selling, general and administrative                  174,239             163,578           160,873
 St. Louis Agency adjustment (Note 2)                  14,706              10,660            11,690
 Depreciation and amortization                         30,486              23,792            18,869
                                                    ---------           ---------         ---------
     Total operating expenses                         411,001             379,028           361,739
                                                    ---------           ---------         ---------

OPERATING INCOME                                       74,578              47,957            36,634

 Interest income                                        1,971               1,090             1,156
 Interest expense                                     (12,009)             (9,823)           (7,801)
 Equity in net losses of joint venture investments       (560)
 Gain on sale of publishing property (Note 3)           2,791
 Net other expense                                       (901)             (1,011)             (756)
                                                    ---------           ---------         ---------
INCOME BEFORE PROVISION FOR INCOME
 TAXES AND CUMULATIVE EFFECTS OF
 CHANGES IN ACCOUNTING PRINCIPLES                      65,870              38,213            29,233

PROVISION FOR INCOME TAXES (Note 11)                   25,960              15,260             5,331
                                                    ---------           ---------         ---------
INCOME BEFORE CUMULATIVE EFFECTS OF
 CHANGES IN ACCOUNTING PRINCIPLES                      39,910              22,953            23,902

CUMULATIVE EFFECTS OF CHANGES IN
 ACCOUNTING PRINCIPLES, NET OF
 APPLICABLE INCOME TAXES (Notes 10 and 11)               (719)                360           (25,147)
                                                    ---------           ---------         ---------
NET INCOME (LOSS)                                   $  39,191           $  23,313         $  (1,245)
                                                    =========           =========         =========


                                                                     (Continued)

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED INCOME



                                                              YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                      1994               1993              1992
                                                   (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)
EARNINGS (LOSS) PER SHARE OF STOCK
 (COMMON AND CLASS B COMMON):
  Income before cumulative effects of changes
   in accounting principles                         $      2.45      $      1.51       $      1.65
  Cumulative effects of changes in accounting
   principles                                             (0.04)            0.02             (1.74)
                                                    -----------      -----------       -----------
Total                                               $      2.41      $      1.53       $     (0.09)
                                                    ===========      ===========       ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES (COMMON AND CLASS B
 COMMON STOCK) OUTSTANDING
 (Note 8)                                            16,241,013       15,278,211        14,423,953
                                                    ===========      ===========       ===========


See accompanying notes to consolidated financial statements.        (Concluded)

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED FINANCIAL POSITION



                                                                            DECEMBER 31,
                                                                    ------------------------------
                                                                         1994                1993
                                                                             (IN THOUSANDS)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $  77,084              $  34,970
  Trade accounts receivable (less allowance for doubtful
   accounts of $2,135 and $2,575)                                       62,943                 61,953
  Inventory                                                              3,069                  5,912
  Prepaid expenses and other                                             6,783                  6,959
  Program rights                                                         9,263                 11,285
                                                                     ---------              ---------
          Total current assets                                         159,142                121,079
                                                                     ---------              ---------

PROPERTIES:
  Land                                                                  11,261                 12,204
  Buildings                                                             58,795                 69,315
  Machinery and equipment                                              161,305                181,939
  Construction in progress                                               4,444                  2,937
                                                                     ---------              ---------
          Total                                                        235,805                266,395
  Less accumulated depreciation                                        119,911                125,497
                                                                     ---------              ---------
          Properties - net                                             115,894                140,898
                                                                     ---------              ---------
INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of applicable amortization (Note 4)          125,415                144,140
  Receivable from The Herald Company (Notes 2 and 10)                   44,059                 38,705
  Program rights, long-term portion                                      1,997                  4,305
  Other                                                                 21,805                 12,491
                                                                     ---------              ---------
          Total intangible and other assets                            193,276                199,641
                                                                     ---------              ---------
                    TOTAL                                            $ 468,312              $ 461,618
                                                                     =========              =========


                                                                     (Continued)

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED FINANCIAL POSITION


                                                                                              DECEMBER 31,
                                                                                      ---------------------------------
                                                                                           1994               1993
                                                                                               (IN THOUSANDS)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Trade accounts payable                                                               $   14,458         $   11,807
 Current portion of long-term debt (Note 5)                                               14,250             14,320
 Salaries, wages and commissions                                                          11,541             10,314
 Income taxes payable                                                                      6,331              4,272
 Program contracts payable (Note 6)                                                        8,864             10,899
 Interest payable                                                                          3,480              4,751
 Pension obligations (Note 9)                                                              2,827                588
 Other                                                                                       662              3,440
                                                                                      ----------         ----------
            Total current liabilities                                                     62,413             60,391
                                                                                      ----------         ----------
LONG-TERM DEBT (Note 5)                                                                  128,750            161,920
                                                                                      ----------         ----------
PROGRAM CONTRACTS PAYABLE (Note 6)                                                         2,109              4,234
                                                                                      ----------         ----------
PENSION OBLIGATIONS (Note 9)                                                              23,593             23,377
                                                                                      ----------         ----------

POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT
 OBLIGATIONS (Note 10)                                                                    91,966             85,928
                                                                                      ----------         ----------
OTHER LONG-TERM LIABILITIES                                                                4,462              3,625
                                                                                      ----------         ----------
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 8):
 Preferred stock, $.01 par value; 25,000,000 shares authorized;
  issued and outstanding - none
 Common stock, $.01 par value; 100,000,000 shares authorized;
  issued - 4,444,099 in 1994 and 3,511,674 in 1993                                            44                 35

 Class B common stock, convertible, $.01 par value; 50,000,000 shares
  authorized; issued - 20,608,832 in 1994 and 16,488,076 in 1993                             182                158
 Additional paid-in capital                                                              122,094            120,908
 Retained earnings                                                                       220,322            188,665
                                                                                      ----------         ----------
            Total                                                                        342,642            309,766

 Treasury stock - at cost:  11,462 shares in 1994 and 9,169 shares in 1993 of common stock and 8,775,638 shares in 1994 and 7,020,510 in 1993
  of Class B common stock                                                               (187,623)          (187,623)
                                                                                      ----------         ----------
            Total stockholders' equity                                                   155,019            122,143
                                                                                      ----------         ----------
                TOTAL                                                                 $  468,312         $  461,618
                                                                                      ==========         ==========

See accompanying notes to consolidated financial statements.         (Concluded)

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                                                                               SHARES OF
                                                                 SHARES OF                  CLASS B COMMON
                                                                COMMON STOCK                     STOCK
                                                           ----------------------        -------------------------
                                                                         HELD IN                           HELD IN
                                                           ISSUED       TREASURY         ISSUED           TREASURY
                                                                             (IN THOUSANDS)
BALANCES AT DECEMBER 31, 1991                               1,882          (8)            14,989          (6,382)

 Common stock options exercised                                40
 10% stock dividend (Note 8)                                  193          (1)             1,499            (639)
                                                            -----       -----             ------          ------
BALANCES AT DECEMBER 31, 1992                               2,115          (9)            16,488          (7,021)

 Issuance of common stock grants                                3
 Common stock options exercised                                44
 Issuance of common stock                                   1,350
                                                            -----       -----             ------          ------
BALANCES AT DECEMBER 31, 1993                               3,512          (9)            16,488          (7,021)

 Issuance of common stock grants                                3
 Common stock options exercised                                40
 Conversion of Class B common stock to common stock             1                             (1)
 Five-for-four stock split in the form of a 25
  percent stock dividend (Note 8)                             888          (2)             4,122          (1,755)
                                                            -----       -----             ------          ------
BALANCES AT DECEMBER 31, 1994                               4,444         (11)            20,609          (8,776)
                                                            =====       =====             ======          ======
                                                                                                                      TOTAL
                                                                   CLASS B    ADDITIONAL                              STOCK-
                                                      COMMON       COMMON      PAID-IN     RETAINED    TREASURY      HOLDERS'
                                                       STOCK        STOCK      CAPITAL     EARNINGS      STOCK        EQUITY
                                                                                   (IN THOUSANDS)
BALANCES AT DECEMBER 31, 1991                           $ 19        $ 150      $ 48,775     $ 211,526   $(187,619)   $  72,851

 Common stock options exercised                                                   1,007                                  1,007
 Tax benefit from stock options execised                                            123                                    123
 Net loss                                                                                      (1,245)                  (1,245)
 Cash dividends declared and paid $.39 per share
  of common stock and Class B common stock                                                     (5,662)                  (5,662)
 10% stock dividend (Note 8)                               2            8        32,629       (32,639)
                                                         ---        -----      --------      --------   ---------    ---------
BALANCES AT DECEMBER 31, 1992                             21          158        82,534       171,980    (187,619)      67,074

 Issuance of common stock grants                                                     88                                     88
 Common stock options exercised                                                   1,007                                  1,007
 Tax benefit from stock options exercised                                           210                                    210
 Net income                                                                                    23,313                   23,313
 Cash dividends declared and paid $.43 per share
  of common stock and Class B common stock                                                     (6,628)                  (6,628)
 Issuance of common stock                                 14                     37,069                                 37,083
 Purchase of treasury stock                                                                                    (4)          (4)
                                                         ---        -----      --------      --------   ---------    ---------
BALANCES AT DECEMBER 31, 1993                             35          158       120,908       188,665    (187,623)    122,143

 Issuance of common stock grants                                                    101                                   101
 Common stock options exercised                                                     898                                   898
 Tax benefit from stock options exercised                                           220                                   220
 Net income                                                                                    39,191                  39,191
 Cash dividends declared and paid $.46 per share
  of common stock and Class B common stock                                                     (7,534)                 (7,534)
 Five-for-four stock split in the form of a 25
  percent stock dividend (Note 8)                          9           24           (33)
                                                         ---        -----      --------      --------   ---------    --------
BALANCES AT DECEMBER 31, 1994                            $44        $ 182      $122,094      $220,322   $(187,623)   $155,019
                                                         ===        =====      ========      ========   =========    ========


See accompanying notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                            1994            1993             1992
                                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                        $   39,191       $  23,313        $  (1,245)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Non-cash items:
    Cumulative effects of changes in accounting principles,
     net of applicable income taxes                                              719            (360)          25,147
    Equity in net losses of joint venture investments                            560
    Depreciation                                                              20,466          16,405           13,984
    Amortization of intangibles                                               10,020           7,387            4,885
    Incremental increase in postretirement and postemploy-
     ment benefit obligations                                                   (496)          2,870            2,243
    Deferred income taxes                                                     (4,617)         (1,585)          (1,903)
    Gain on sale of publishing property                                       (2,791)
    Decrease (increase) in intangible assets related to
     minimum pension liability                                                 1,629          (1,283)             229
    (Decrease) increase in pension obligation related to
     minimum pension liability                                                (1,629)          1,283             (229)
    Changes in assets and liabilities (net of the effects of the sale of publishing property and purchase of broadcast
     properties) (Note 3) which provided (used) cash:
      Trade accounts receivable                                               (8,269)         (1,959)           1,200
      Inventory                                                                1,540              62              361
      Other assets                                                             3,007          (3,481)           4,344
      Trade accounts payable and other liabilities                             8,490           3,532           (3,086)
      Income taxes payable                                                     2,059           2,536           (2,695)
      Program rights - net of contracts payable                                  170             148             (648)
                                                                           ---------       ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     70,049          48,868           42,587
                                                                           ---------       ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                       (13,313)        (13,589)          (9,259)
  (Increase) decrease in notes receivable                                         18             116             (233)
  Sale of publishing property, net of cash sold                               30,486
  Investment in joint venture                                                 (5,000)
  Investment in limited partnership                                             (593)
  Purchase of broadcasting property assets                                                  (166,065)
                                                                           ---------       ---------        ---------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                                                   11,598        (179,538)          (9,492)
                                                                           ---------       ---------        ---------


                                                                    (Continued)

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                          YEARS ENDED DECEMBER 31,
                                                               -------------------------------------------------
                                                                   1994                1993                1992
                                                                                (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                     $      -             $160,000           $      -
  Proceeds from sale of common stock                                                  37,083
  Repayments on long-term debt                                  (32,897)             (55,732)           (19,002)
  Dividends paid                                                 (7,534)              (6,628)            (5,662)
  Proceeds from exercise of stock options                           898                1,007              1,007
  Purchase of treasury stock                                                              (4)
                                                               --------             --------           --------

NET CASH (USED IN) PROVIDED BY FINANCING
  ACTIVITIES                                                    (39,533)             135,726            (23,657)
                                                               --------             --------           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        42,114                5,056              9,438

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                              34,970               29,914             20,476
                                                               --------             --------           --------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                  $ 77,084             $ 34,970           $ 29,914
                                                               ========             ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid (received) during the year for:
      Interest                                                 $ 13,067             $  6,495           $  7,941
      Income taxes                                               28,369               14,638             14,089
      Income tax refunds                                            (70)                (330)            (2,808)



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITY - See Note 10 for information regarding the noncash activity relating to the Company's adoption of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits in 1994, and Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions in 1993.

See accompanying notes to consolidated financial statements.        (Concluded)

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation - The consolidated financial statements include the accounts of Pulitzer Publishing Company (the "Company") and its subsidiary companies. All significant intercompany transactions have been eliminated from the consolidated financial statements.

Fiscal Year - The Company's fiscal year ends on the last Sunday prior to December 31. For ease of presentation, the Company has used December 31 as the year-end.

Cash Equivalents - For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventory Valuation - Inventory, which consists primarily of newsprint, is stated at the lower of cost (determined primarily using the last-in, first-out method) or market. The difference between inventory balances recorded under the last-in, first-out method and the first-in, first- out method is not significant. Ink and other miscellaneous supplies are expensed as purchased.

Program Rights - Program rights represent license agreements for the right to broadcast programs over license periods which generally run from one to five years. The total cost of each agreement is recorded as an asset and liability when the license period begins and the program is available for broadcast. Program rights covering periods greater than one year are amortized over the license period using an accelerated method as the programs are broadcast. In the event that a determination is made that programs will not be used prior to the expiration of the license agreement, unamortized amounts are then charged to operations. Payments are made in installments as provided for in the license agreements. Program rights expected to be amortized in the succeeding year and payments due within one year are classified as current assets and current liabilities, respectively.

Payments made on license agreements prior to the availability of the program for broadcast are classified as prepaid assets. When the license period begins and the program is available for broadcast, these amounts are recorded as program rights and the related obligations are recorded.

Property and Depreciation - Property is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. Buildings are depreciated over 20 to 50 years and all other property over lives ranging from 3 to 15 years.

Joint Venture Investments - The Company has a one-third interest in RXL Pulitzer (see Note 3) and also participates in other joint ventures. These investments are accounted for by the equity method.

Intangible Assets - Intangible assets are stated net of applicable amortization. Intangibles in the amount of $1,520,000, related to acquisitions prior to the effective date of Accounting Principles Board Opinion No. 17 ("Opinion No. 17"), are not being amortized because, in the opinion of management, their value is of undeterminable duration. In addition, the intangible asset relating to the Company's additional minimum pension liability under Statement of Financial Accounting Standards No. 87 is adjusted, as necessary, when a new determination of the amount of the additional minimum pension liability is made annually. Intangibles consisting of goodwill, television licenses and network affiliations acquired subsequent to the effective date of Opinion No. 17 are being amortized over 40 years while all other intangible assets are being amortized over 4 to 21 years with the exception of all the intangible assets acquired in conjunction with the 1993 acquisition of WESH and KCCI (see Note 3) which are all being amortized over 15 years.

Management periodically evaluates the recoverability of the Company's intangible assets based upon the undiscounted cash flow method. If a permanent impairment in value is determined to exist, any necessary write-down will be charged to operations.

Income Taxes - In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this asset and liability approach, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities by applying enacted statutory tax rates applicable to future years in which the differences are expected to reverse. Prior to 1993, income taxes were determined under the deferred method in accordance with Accounting Principles Board Opinion No. 11, Accounting for Income Taxes.

Earnings Per Share of Stock - Earnings per share of stock is computed using the weighted average number of Common and Class B shares outstanding during the applicable period, adjusted for the stock split described in Note 8.

Benefit Plans - The Company accounts for its pension plans in accordance with Statement of Financial Accounting Standards No. 87, Employers Accounting for Pensions, (see Note 9). Effective January 1, 1992, the Company accounts for its postretirement benefit plans in accordance with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (see Note 10). Prior to January 1, 1992, the Company's postretirement benefits were expensed as paid. Effective January 1, 1994, the Company accounts for its postemployment benefit plans in accordance with Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits (see Note 10). Prior to January 1, 1994, the Company's postemployment benefits were expensed as paid.

Reclassifications - Certain reclassifications have been made to the 1993 and 1992 consolidated financial statements to conform with the 1994 presentation.

2.  AGENCY AGREEMENTS

An agency operation between the Company and The Herald Company is conducted under the provisions of an Agency Agreement, dated March 1, 1961, as amended. For many years, the Post-Dispatch (owned by the Company) was the afternoon and Sunday newspaper serving St. Louis, and the Globe-Democrat (formerly owned by The Herald Company) was the morning paper and also published a weekend edition. Although separately owned, from 1961 through February 1984, the publication of both the Post-Dispatch and the Globe-Democrat was governed by the St. Louis Agency Agreement. From 1961 to 1979, the two newspapers controlled their own news, editorial, advertising, circulation, accounting and promotion departments and Pulitzer managed the production and printing of both newspapers. In 1979, Pulitzer assumed full responsibility for advertising, circulation, accounting and promotion for both newspapers. In February 1984, after a number of years of unfavorable financial results at the St. Louis Agency, the Globe-Democrat was sold by The Herald Company and the St. Louis Agency Agreement was revised to eliminate any continuing relationship between the two newspapers and to permit the repositioning of the daily Post-Dispatch as a morning newspaper. Following the renegotiation of the St. Louis Agency Agreement at the time of the sale of the Globe-Democrat, The Herald Company retained the contractual right to receive one-half the profits (as defined), and the obligation to share one-half the losses (as defined), of the operations of the St. Louis Agency, which from February 1984 forward consisted solely of the publication of the Post-Dispatch. The St. Louis Agency Agreement also provides for The Herald Company to share one-half the cost of, and to share in a portion of the proceeds from the sale of, capital assets used in the production of the Post-Dispatch. Under the St. Louis Agency Agreement, Pulitzer supervises, manages and performs all activities relating to the day-to-day publication of the Post-Dispatch and is solely responsible for the news and editorial policies of the newspaper. The consolidated financial statements of the Company include all the operating revenues and expenses of the St. Louis Agency relating to the Post-Dispatch.

In Tucson, Arizona, a separate partnership, TNI Partners, ("TNI"), acting as agent for the Star (a newspaper owned by the Company) and the Citizen (a newspaper owned by Gannett Co., Inc.), is responsible for printing, delivery, advertising, and circulation of the Star and the Citizen. TNI collects all of the receipts and income relating to the Star and the Citizen and pays all operating expenses incident to the partnership's operations and publication of the newspapers. Each newspaper is solely responsible for its own news and editorial content. Net income or net loss of TNI is generally allocated equally to the Star and the Citizen. The Company's consolidated financial statements include its share of TNI's revenues and expenses.

3.  ACQUISITION AND DISPOSITION OF PROPERTIES

On December 22, 1994, the Company sold its wholly-owned subsidiary, Pulitzer Community Newspapers ("PCN"), Chicago, Illinois, for approximately $33,746,000. The Company received approximately $31,862,000 when the transaction was completed with an additional payment of approximately $1,884,000 expected in the second quarter of 1995. The final proceeds from the sale of PCN are based on net current assets reflected in its closing balance sheet. Any changes in proceeds as a result of adjustments to the closing balance sheet are not expected to be material. A gain of $2,791,000 ($1,051,000 after taxes or $0.06 per share) was recognized on this transaction. The Company's 1994 statement of consolidated income includes substantially a full year of operating results for PCN.

During 1993, the Company acquired in a purchase transaction substantially all of the assets and operations of two television stations, WESH, Daytona Beach/Orlando, Florida and KCCI, Des Moines, Iowa, for a purchase price of $164,765,000, including approximately $7,765,000 in net receivables, plus acquisition costs of approximately $1,300,000. The closing dates for WESH and KCCI were June 30, 1993 and September 9, 1993, respectively. The results of operations of WESH and KCCI are included in the Company's Statement of Consolidated Income from their respective closing dates.

The cost of the acquisition (excluding acquisition costs) included goodwill of $657,000, television licenses and network affiliations of $69,346,000 and other intangibles of $23,660,000 all of which are being amortized over 15 years.

The following supplemental unaudited pro forma information shows the results of operations of the Company for the years ended December 31, 1993 and 1992 adjusted for the acquisition of WESH and KCCI assuming such transaction and the related debt and equity financing had been consummated at the beginning of each year presented. The unaudited pro forma financial information is not necessarily indicative either of results of operations that would have occurred had the transaction occurred at the beginning of each year presented, or of future results of operations.

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  -----------------------------------
                                                                                    1993                       1992
                                                                                               (UNAUDITED)
                                                                                             (IN THOUSANDS,
                                                                                       EXCEPT PER SHARE AMOUNTS)

Operating revenues -  net                                                          $450,116                  $442,023

Operating income                                                                   $ 48,646                  $ 40,115

Income before cumulative effects of changes in accounting principles               $ 21,026                  $ 21,299

Net income (loss)                                                                  $ 21,386                  $ (3,848)

Earnings per share of stock (common and Class B common):
  Income before cumulative effects of changes in accounting principles             $   1.30                  $   1.32

  Net income (loss)                                                                $   1.32                  $  (0.24)

Weighted average number of shares (common and Class B common)
  outstanding                                                                        16,186                    16,111

On January 1, 1994, the Company acquired for $5,000,000 a one-third interest in RXL Communications (subsequently renamed RXL Pulitzer), a provider of interactive educational programming. This joint venture investment is recorded on the equity basis in the accompanying statement of consolidated financial position.

During the third quarter of 1992, the Company recorded a pretax charge of $1,535,000 in connection with the close-down and sale of certain assets of its Lerner Newspapers ("Lerner") operation in Chicago. The charge, included in publishing operations in the accompanying statements of consolidated income, reflects the estimated loss from the disposition and abandonment of net assets, anticipated operating losses from the respective measurement date through the estimated date of disposal/close-down, and related contingencies. There were associated tax benefits of $1,682,000, principally due to a tax deduction for intangible assets, reflected in the current provision for income taxes.

4.  INTANGIBLE ASSETS

Intangible assets consist of:

                                                                                            DECEMBER 31,
                                                                                  -----------------------------------
                                                                                    1994                       1993
             DESCRIPTION                                                                     (IN THOUSANDS)
Television licenses and network affiliations                                       $107,115                  $106,873
Goodwill                                                                             12,393                    21,617
Intangible pension asset (Note 9)                                                     3,204                     4,833
Other                                                                                42,491                    55,260
                                                                                   --------                  --------
         Total                                                                      165,203                   188,583
Less: Accumulated amortization                                                       39,788                    44,443
                                                                                   --------                  --------
Total intangible assets - net                                                      $125,415                  $144,140
                                                                                   ========                  ========


The declines in goodwill, other intangibles and accumulated amortization balances at December 31, 1994 result from the sale of PCN on December 22, 1994 (see Note 3).

5.  FINANCING ARRANGEMENTS

Long-term debt consists of:

                                                                     DECEMBER 31,
                                                            -----------------------------
DESCRIPTION                                                       1994           1993
                                                                    (IN THOUSANDS)
Senior notes maturing in equal annual installments:
 8.8% due through 1997                                        $ 43,000         $ 57,250
 6.76% due 1998-2001                                            50,000           50,000
 7.22% due 2002-2005                                            50,000           50,000
Credit Agreement:
 Term portion                                                                     2,578
 Revolving portion                                                               16,000
Other                                                                               412
                                                              --------         --------
        Total                                                  143,000          176,240
Less: Current portion                                           14,250           14,320
                                                              --------         --------
Total long-term debt                                          $128,750         $161,920
                                                              ========         ========

On June 30, 1993, in connection with the acquisition of WESH, Daytona Beach/Orlando, Florida, the Company issued to The Prudential Insurance Company of America $50,000,000 principal amount of 6.76% Senior Notes due 2001 and $50,000,000 principal amount of 7.22% Senior Notes due 2005 (collectively, the "Notes"). The proceeds received by the Company from the issuance of the Notes were used to partially finance the acquisition of WESH. In addition, to partially finance the WESH acquisition, the Company borrowed $40,000,000 on June 30, 1993 from The Canadian Imperial Bank of Commerce ("CIBC") pursuant to a $60,000,000 five-year revolving and term credit facility ("Credit Agreement"), which the Company entered into on June 30, 1993. On July 12, 1993, the Company repaid $37,422,000 of the CIBC borrowings with the proceeds from the issuance of 1,350,000 shares of the Company's common stock on July 9, 1993. This repayment of the CIBC borrowing permanently reduced the original $40,000,000 term portion of the credit facility by the repayment amount. On December 22, 1994, the Company repaid the remaining balance of the CIBC term borrowing and elected to terminate the Credit Agreement prior to its scheduled maturity in 1998.

On September 9, 1993, in connection with the acquisition of KCCI, Des Moines, Iowa, the Company borrowed $20,000,000 under the revolving credit portion of the Credit Agreement. In December 1993, the Company made a $4,000,000 payment on the revolving credit facility. Prior to the termination of the Credit Agreement in December 1994, the Company made additional payments during 1994 sufficient to eliminate the revolving credit borrowings.

At December 31, 1993, the interest rates on the term and revolving credit borrowings with CIBC were 3.875% and 4%, respectively.

The terms of the various senior note agreements contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, limitations on the incurrence of other debt and limitations on the amount of restricted payments (which generally includes dividends, stock purchases and redemptions).

Under the terms of the most restrictive borrowing covenants, in general, the Company may pay annual dividends not to exceed the sum of $10,000,000, plus 75% of consolidated net earnings commencing January 1, 1993, less the sum of all dividends paid or declared and redemptions in excess of sales of Company stock after December 31, 1992.

6.  PROGRAM CONTRACTS PAYABLE

Program contracts payable represent amounts related to programs currently available for broadcast. Maturities of program contracts payable over the license periods are as follows (in thousands):



       YEAR ENDING
       DECEMBER 31,
          1995                            $ 8,864
          1996                              1,727
          1997                                306
          1998                                 76
                                          -------
          TOTAL                           $10,973
                                          =======


7.  COMMITMENTS AND CONTINGENCIES

At December 31, 1994, the Company and its subsidiaries had construction and equipment commitments of approximately $12,564,000 and commitments for program contracts payable and license fees of approximately $28,867,000.

During December 1994, the Company entered into a limited partnership agreement with a maximum capital contribution commitment of $5,000,000. This commitment extends over a three year funding period ending January 2, 1998. As of December 31, 1994, the Company had funded approximately $593,000 of the total investment commitment.

The Company and its subsidiaries are defendants in a number of lawsuits, some of which claim substantial amounts. While the results of litigation cannot be predicted, management believes the ultimate outcome of such litigation will not have a material adverse effect on the consolidated financial statements of the Company and its subsidiaries.

In connection with the September 1986 purchase of the Company's Class B common stock, the Company agreed to make an additional payment to the selling stockholders in the event that prior to May 13, 2001, the stockholders receive dividends or distributions in excess of specified amounts in connection with the sale of more than 85% of the voting securities or equity of the Company, a merger, or a complete or partial liquidation or similar corporate transaction. Any payment pursuant to this requirement would be based upon a percentage of the dividend or distribution per share in excess of $23.06 increased by 15% compounded annually beginning May 12, 1986.

8.  STOCKHOLDERS' EQUITY

Each share of the Company's common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes on all matters. Holders of all outstanding shares of Class B common stock, which represents 96.4% of the combined voting power of the Company, have deposited their shares in a voting trust (the "Voting Trust").

The trustees generally hold all voting rights with respect to the shares of Class B common stock subject to the Voting Trust; however, in connection with certain matters, including any proposal for a merger, consolidation, recapitalization or dissolution of the Company or disposition of all or substantially all its assets, the calling of a special meeting of stockholders and the removal of directors, the Trustees may not vote the shares deposited in the Voting Trust except in accordance with written instructions from the holders of the Voting Trust Certificates. The Voting Trust may be terminated with the written consent of holders of two-thirds of all outstanding Voting Trust Certificates. Unless extended or terminated by the parties thereto, the Voting Trust expires on January 16, 2001.

On May 11, 1994, the Company's stockholders adopted the Pulitzer Publishing Company 1994 Stock Option Plan (the "1994 Plan"), replacing the Pulitzer Publishing Company 1986 Employee Stock Option Plan (the "1986 Plan"). The 1994 Plan provides for the issuance to key employees and non-employee directors of incentive stock options to purchase up to a maximum of 1,875,000 shares of common stock. Under the 1994 Plan, options to purchase 1,000 shares of common stock will be automatically granted to non-employee directors on the date following each annual meeting of the Company's stockholders and will vest on the date of the next annual meeting of the Company's stockholders. Total shares available for issue to non-employee directors under this automatic grant feature are limited to a maximum of 125,000. The issuance of all other options will be administered by the Compensation Committee of the Board of Directors, subject to the 1994 Plan's terms and conditions. Specifically, the exercise price per share may not be less than the fair market value of a share of common stock at the date of grant. In addition, exercise periods may not exceed ten years and the minimum vesting period is established at six months from the date of grant. Option awards to an individual employee may not exceed 187,500 shares in a calendar year.

Prior to 1994, the Company issued incentive stock options to key employees under the 1986 Plan. As provided by the 1986 Plan, certain option awards were granted with tandem stock appreciation rights which allow the employee to elect an alternative payment equal to the appreciation of the stock value instead of exercising the option. Outstanding options issued under the 1986 Plan have an exercise term of ten years from the date of grant and vest in equal installments over a three-year period.

Stock option transactions during 1994, 1993 and 1992 are summarized as follows:


                                                   SHARES         PRICE RANGE
Common Stock Options:
  Outstanding, December 31, 1991                  662,571        $12.36-$24.91
  Cancelled                                        (5,758)       $12.36-$21.09
  Exercised                                       (55,600)       $12.36-$21.09
                                                  -------

  Outstanding, December 31, 1992                  601,213        $12.36-$24.91
  Granted                                         285,494        $24.00-$29.30
  Cancelled                                       (33,425)       $12.36-$24.73
  Exercised                                       (55,536)       $12.36-$24.91
                                                  -------

  Outstanding, December 31, 1993                  797,746        $12.36-$29.30
  Granted                                         173,737        $28.70-$29.00
  Cancelled                                       (22,871)       $15.64-$29.30
  Exercised                                       (49,834)       $12.36-$24.73
                                                  -------

  Outstanding, December 31, 1994                  898,778        $12.36-$29.30
                                                  =======

  Exercisable at:
    December 31, 1993                             473,509        $12.36-$24.91
                                                  =======
    December 31, 1994                             560,548        $12.36-$29.30
                                                  =======

At December 31, 1994, 1,701,263 shares remain available for grant under the Stock Plan.

                                                   SHARES         PRICE
Common Stock Appreciation Rights:
  Outstanding, December 31, 1991                   55,000        $19.82
  Cancelled                                        (4,125)       $19.82
                                                  -------

  Outstanding, December 31, 1992                   50,875        $19.82
  Exercised                                       (22,687)       $19.82
                                                  -------

  Outstanding, December 31, 1993 and 1994          28,188        $19.82
                                                  =======

  Exercisable at December 31, 1993 and 1994        28,188        $19.82
                                                  =======


The Company recognizes compensation expense on stock appreciation rights as the market value fluctuates above the $19.82 per share option price.

On May 11, 1994, the Company's stockholders adopted the Pulitzer Publishing Company 1994 Key Employees' Restricted Stock Purchase Plan (the "1994 Stock Plan") which replaced the Pulitzer Publishing Company 1986 Key Employees' Restricted Stock Purchase Plan ("1986 Stock Plan"). The 1994 Stock Plan provides that an employee may receive, at the discretion of the Compensation Committee, a grant or right to purchase at a particular price, shares of common stock subject to restrictions on transferability. A maximum of 312,500 shares of common stock may be granted or purchased by employees. In addition, no more than 62,500 shares of common stock may be issued to an employee in any calendar year.

Prior to 1994, the Company granted stock awards under the 1986 Stock Plan. For grants awarded under both the 1994 and 1986 Stock Plans, compensation expense is recognized over the vesting period of the grants. Stock Purchase Plan transactions for 1994, 1993 and 1992 are summarized as follows:

                                        SHARES           PRICE RANGE
Common stock grants:
 Outstanding, December 31, 1991          8,250          $15.63
  Vested                                (4,125)         $15.63
                                        ------

Outstanding, December 31, 1992           4,125          $15.63
  Granted                                3,250          $26.99
  Vested                                (7,375)         $15.63-$26.99
                                        ------

Outstanding, December 31, 1993               -
  Granted                                3,632          $26.99-$28.53
  Vested                                  (455)         $26.99
                                        ------
 Outstanding, December 31, 1994          3,177          $26.99-$28.53
                                        ======

At December 31, 1994, 308,868 shares remain available for grant or purchase under the 1994 Stock Plan.

On January 4, 1995, the Board of Directors declared a five-for-four stock split of the Company's common and Class B common stock payable in the form of a 25% stock dividend. The dividend was distributed on January 24, 1995 to stockholders of record on January 13, 1995. Even though this stock split was declared subsequent to December 31, 1994, the Company's capital balances and share amounts have been adjusted in 1994 to reflect the split.

On January 4, 1993, the Board of Directors declared a 10% special stock dividend on its common and Class B common stock payable on January 22, 1993 to stockholders of record on January 14, 1993. Even though this stock dividend was consummated subsequent to December 31, 1992, the fair value of the dividend was charged to retained earnings and credited to common and Class B common stock and additional paid-in capital during 1992.

9.  PENSION PLANS

The Company and its subsidiaries have several noncontributory pension plans covering substantially all of their employees. Benefits under the plans are generally based on salary and years of service. Plan funding strategies are influenced by tax regulations. Plan assets consist primarily of government and equity securities.

The pension cost components for the pension plans in 1994, 1993 and 1992 were as follows:


                                                                              YEARS ENDED DECEMBER 31,
                                                                -------------------------------------------------------
                                                                  1994                    1993                    1992
                                                                                    (in thousands)
Service cost (for benefits earned during the year)              $ 4,463                 $ 3,486                 $ 3,135
Interest cost on projected benefit obligation                     7,515                   6,936                   6,359
Actual loss (return) on plan assets                               1,437                  (7,038)                 (5,892)
Net amortization and deferral                                    (7,779)                  1,007                    (656)
                                                                -------                 -------                 -------
Net periodic pension cost                                       $ 5,636                 $ 4,391                 $ 2,946
                                                                =======                 =======                 =======



The funded status of the Company's pension plans at December 31, 1994 and 1993 is presented below (in thousands):


                                                                                          1994                       1993
Actuarial present value of:
  Vested benefit obligation                                                              $ 93,726                  $ 93,652
                                                                                         ========                  ========

  Accumulated benefit obligation                                                         $ 94,392                  $ 94,636
                                                                                         ========                  ========

Projected benefit obligation                                                             $105,719                  $104,383
Plan assets at fair value                                                                  75,276                    80,450
                                                                                         --------                  --------

Plan assets less than the projected benefit obligation                                    (30,443)                  (23,933)
Unrecognized transition obligation, net                                                     1,982                     2,203
Unrecognized net loss                                                                       5,525                     2,838
Unrecognized prior service cost                                                              (280)                     (240)
Additional minimum liability                                                               (3,204)                   (4,833)
                                                                                         --------                  --------
Pension obligations                                                                      $(26,420)                 $(23,965)
                                                                                         ========                  ========

The projected benefit obligation was determined using assumed discount rates of 8% and 7% at December 31, 1994 and 1993, respectively. The expected long-term rate of return on plan assets was 8.5% for both 1994 and 1993. For those plans that pay benefits based on final compensation levels, the actuarial assumptions for overall annual rate of increase in future salary levels ranged from 6% to 6.5% and 5.5% to 6% for December 31, 1994 and 1993, respectively.

Certain of the Company's employees participate in multi-employer retirement plans sponsored by their respective unions. Amounts charged to operations, representing the Company's required contributions to these plans in 1994, 1993 and 1992 were approximately $715,000, $822,000 and $701,000, respectively.

The Company also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees. Contributions by the Company amounted to approximately $1,735,000, $1,582,000 and $1,459,000 for 1994, 1993 and 1992, respectively.

10.  POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

Effective January 1, 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, Employers' Accounting for
Postretirement Benefits Other Than Pensions ("SFAS 106"), which requires the accrual of retiree benefits during the years an employee provides services.

These benefits, primarily medical and life insurance benefits at the Post-Dispatch, were previously expensed as paid.

In applying this pronouncement, the Company immediately recognized the Accumulated Postretirement Benefit Obligation of $40,625,000 (there are no assets in the plans), net of the St. Louis Agency adjustment of $36,052,000, as of January 1, 1992. On an after tax basis, this charge was $25,147,000 or $1.74 per share. In addition to the one-time effect of the adjustment, the application of SFAS No. 106 during 1992 decreased income before cumulative effect of changes in accounting principles by $1,388,000 ($0.10 per share).

Net periodic postretirement benefit cost for 1994, 1993 and 1992 consists of the following components:


                                                                       YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------
                                                                1994            1993             1992
Service cost - benefits earned during the period            $1,462,000       $1,547,000       $1,258,000
Interest cost on accumulated postretirement
  benefit obligation                                         5,898,000        6,802,000        6,388,000
Net total of other components                                   13,000          404,000
                                                            ----------       ----------       ----------
Net periodic postretirement benefit expense                 $7,373,000       $8,753,000       $7,646,000
                                                            ==========       ==========       ==========

The Company continues to fund its postretirement benefit obligation on a pay-as-you-go basis, and, for 1994, 1993 and 1992 made payments of $3,484,000, $3,561,000 and $3,587,000, respectively.

The accumulated postretirement benefit obligation included in the statements of consolidated financial position as of December 31, 1994 and 1993 consists of the following components:


                                                             1994          1993
Retirees and surviving beneficiaries                   $39,336,000   $ 52,786,000
Actives eligible to retire                              16,396,000     21,522,000
Other actives                                           16,181,000     22,993,000
Unrecognized prior service gain                         10,039,000
Unrecognized net gain (loss)                             7,853,000    (11,373,000)
                                                       -----------   ------------
Accumulated postretirement benefit obligation          $89,805,000   $ 85,928,000
                                                       ===========   ============

The preceding amounts for the December 31, 1994 and 1993 accumulated postretirement benefit obligation and the 1994, 1993 and 1992 net periodic postretirement benefit expense have not been reduced for The Herald Company's share of the respective amounts. However, pursuant to the St. Louis Agency Agreement (see Note 2), the Company has recorded a receivable for The Herald Company's share of the accumulated postretirement benefit obligation as of December 31, 1994 and 1993.

For 1994 measurement purposes, health care cost trend rates of 13%, 11% and 10% were assumed for indemnity plans, PPO plans and HMO plans, respectively; these rates were assumed to decrease gradually to 6%, through the year 2008 and remain at that level thereafter. For 1993 measurement purposes, health care cost trend rates of 16% and 13% were assumed for indemnity plans and HMO plans, respectively; these rates were assumed to decrease gradually to 5% through the year 2008 and remain at that level thereafter. The health care cost trend rate assumptions have a significant effect on the amount of obligation and expense reported. A 1% increase in these annual trend rates would have increased the accumulated benefit obligation at December 31, 1994 by approximately $11,766,000 and the 1994 annual benefit expense by approximately $1,148,000. Administrative costs related to indemnity plans were assumed to increase at a constant annual rate of 5% and 6% for 1994 and 1993, respectively. The assumed discount rate used in estimating the accumulated benefit obligation was 8% and 7% for 1994 and 1993, respectively.

The changes in the December 31, 1994 reconciliation of the accumulated postretirement benefit obligation compared to the prior year resulted primarily from the modifications of certain interest rate and trend rate assumptions (discussed above) and from current year changes in certain benefits under the Company's postretirement plans.

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits ("SFAS 112"), to account for certain disability benefits at the St. Louis Post-Dispatch. SFAS 112 requires that the cost of these benefits provided to former employees prior to retirement be recognized on the accrual basis of accounting. Previously, the Company recognized its postemployment benefit costs when paid. The cumulative effect of adopting SFAS 112 was a reduction of 1994 net income of approximately $719,000 or $0.04 per share. After recording the cumulative effect adjustment, the Company's on-going expense under the new standard will not differ significantly from the prior pay-as-you-go basis.

Under SFAS 112, the Company accrues the disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. As required by the standard, prior year financial statements have not been restated to reflect the change in accounting method.

11.  INCOME TAXES

Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). This change in accounting method has been applied by recording a positive cumulative effect adjustment of $360,000 or $0.02 per share in the first quarter of 1993. The positive earnings impact of the cumulative effect adjustment results principally from the recalculation of certain deferred income taxes at the lower 34% federal statutory rate as opposed to the higher tax rates which were in effect when certain of the deferred income taxes originated. Prior years' consolidated financial statements have not been restated to apply the provisions of SFAS 109.

Provisions for income taxes (benefits) consist of the following:

                                                      YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------
                                                1994             1993          1992
                                                            (IN THOUSANDS)
Current:
  Federal                                      $ 25,156        $ 14,666       $  5,259
  State and local                                 3,372           2,179          1,975

Deferred:
  Federal                                        (2,264)         (1,419)        (1,613)
  State and local                                  (304)           (166)          (290)
                                               --------        --------       --------
        Total                                  $ 25,960        $ 15,260       $  5,331
                                               ========        ========       ========

Under the Revenue Reconciliation Act of 1993, the marginal corporate tax rate was increased from 34% to 35%. The deferred tax benefit for 1993 was increased by approximately $225,000 to reflect this change.

Factors causing the effective tax rate to differ from the statutory Federal income tax rate were:



                                                                                    YEARS ENDED DECEMBER 31,
                                                                                    --------------------------
                                                                                    1994      1993      1992

Statutory rate                                                                       35 %      35%      34 %
Favorable resolution of prior year federal and state tax issues                      (1)               (19)
Amortization of intangibles                                                           1                 (2)
State and local income taxes, net of U.S. Federal income tax
 benefit                                                                              3         4        4
Other - net                                                                           1         1        1
                                                                                    ---       ---      ---

       Effective rate                                                                39 %      40%      18 %
                                                                                    ===       ===      ===

The Company's current and noncurrent deferred taxes, included net in other assets in the statements of consolidated financial position as of December 31, 1994 and 1993, consisted of the following deferred tax assets and liabilities:


<Caption)
                                                                                            DECEMBER 31,
                                                                                    --------------------------
                                                                                     1994               1993
                                                                                         (IN THOUSANDS)

Deferred tax assets:
 Pensions and employee benefits                                                         $ 8,240           $ 8,224
 Post retirement benefit costs                                                           19,144            17,884
 Other                                                                                      305               245
                                                                                        -------            ------
      Total                                                                              27,689            26,353
                                                                                        -------            ------
Deferred tax liabilities:
 Depreciation                                                                             9,295            11,125
 Amortization                                                                             2,396             4,308
                                                                                         ------            ------
     Total                                                                               11,691            15,433
                                                                                        -------           -------

Net deferred tax asset                                                                  $15,998           $10,920
                                                                                        =======           =======

During 1994, the Company settled federal tax examinations for 1990 through 1992 and paid additional taxes of approximately $2,048,000. This payment represented an extension of the tax amortization period for certain prior year acquisition intangibles. Accordingly, a deferred tax asset for the amount of the payment was recorded during 1994.

The Company had no valuation allowance for deferred tax assets as of December 31, 1994, December 31, 1993 and January 1, 1993; therefore, there were no changes in the valuation allowance for deferred tax assets for the years ended December 31, 1994 and 1993.

For 1992, the deferred tax provision, computed in accordance with Accounting Principles Board Opinion No. 11, represent the effects of timing differences between financial and income tax reporting. The significant components giving rise to the timing differences for 1992 were:

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                                    ------------
                                                        1992
Depreciation and amortization                         $   (494)
Pensions and postretirement benefits                   (17,284)
Other - net                                                397
                                                      --------

        Total                                         $(17,381)
                                                      ========

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

As required by Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, the Company has estimated the following fair value amounts using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                             DECEMBER 31, 1994            DECEMBER 31, 1993
                                        ---------------------------- ---------------------------
                                                       ESTIMATED                       ESTIMATED
                                          CARRYING         FAIR          CARRYING          FAIR
                                           AMOUNT         VALUE           AMOUNT          VALUE
                                                               (IN THOUSANDS)
Assets:
  Cash and cash equivalents              $77,084         $77,084         $  34,970      $  34,970
  Accounts receivable                     62,943          62,943            61,953         61,953

Liabilities:
  Accounts payable                        14,458          14,458            11,807         11,807
  Program contracts payable               10,973          10,292            15,133         14,298
  Long-term debt                         143,000         136,930           176,240        178,692

Cash and Cash Equivalents, Accounts Receivable, and Accounts Payable - The carrying amounts of these items are a reasonable estimate of their fair value.

Program Contracts Payable - The estimated fair value is determined by discounting the related future maturities (see Note 6) using the Company's incremental borrowing rate.

Long-Term Debt - Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1994 and 1993. Although management is not aware of any facts that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from the amounts presented herein.

13.  BUSINESS SEGMENTS

The Company's operations are divided into two business segments, publishing and broadcasting. The following is a summary of operations, assets and other data.

                                                           AS OF AND FOR THE
                                                        YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                    1994           1993          1992
                                                              (IN THOUSANDS)
OPERATING REVENUES:
  Publishing                                     $ 304,779      $ 290,146      $ 285,004
  Broadcasting                                     180,800        136,839        113,369
                                                 ---------      ---------      ---------
        Total                                    $ 485,579      $ 426,985      $ 398,373
                                                 =========      =========      =========

OPERATING INCOME (LOSS):
  Publishing                                     $  30,486      $  23,702      $  18,179
  Broadcasting                                      47,963         27,947         23,311
  Corporate                                         (3,871)        (3,692)        (4,856)
                                                 ---------      ---------      ---------
        Total                                    $  74,578      $  47,957      $  36,634
                                                 =========      =========      =========

TOTAL ASSETS:
  Publishing                                     $ 136,818      $ 156,398      $ 139,694
  Broadcasting                                     254,410        270,250        120,380
  Corporate                                         77,084         34,970         29,914
                                                 ---------      ---------      ---------
        Total                                    $ 468,312      $ 461,618      $ 289,988
                                                 =========      =========      =========

CAPITAL EXPENDITURES:
 Publishing                                      $   6,097      $   6,198      $   4,934
 Broadcasting                                        7,216          7,391          4,325
                                                 ---------      ---------      ---------
        Total                                    $  13,313      $  13,589      $   9,259
                                                 =========      =========      =========

DEPRECIATION AND AMORTIZATION:
  Publishing                                     $   6,128      $   6,938      $   8,174
  Broadcasting                                      24,358         16,854         10,695
                                                 ---------      ---------      ---------
        Total                                    $  30,486      $  23,792      $  18,869
                                                 =========      =========      =========
OPERATING MARGINS (Operating income to
  revenues):
  Publishing*                                         14.8 %         11.8 %         10.5 %
  Broadcasting                                        26.5           20.4           20.6

 * Operating margins for publishing stated with St. Louis Agency adjustment (which is recorded as an operating expense in the accompanying consolidated financial statements) added back to publishing operating income.

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

        Operating results for the years ended December 31, 1994 and 1993 by quarters are as follows:

                                                                     1ST        2ND         3RD       4TH
                                                                   QUARTER    QUARTER     QUARTER    QUARTER     TOTAL
                                                                  --------------------------------------------------------
                                                                               (in thousands,except per share data)
1994
OPERATING REVENUES--NET                                           $ 111,391  $ 122,730   $ 116,944  $ 134,514  $ 485,579
                                                                  ---------  ---------   ---------  ---------  ---------
OPERATING EXPENSES:
 Operations                                                          46,697     46,638      46,870     51,365    191,570
 Selling, general administrative                                     42,933     43,448      42,378     45,480    174,239
 St. Louis Agency adjustment                                          2,719      4,233       3,452      4,302     14,706
 Depreciation and amortization                                        7,562      7,580       7,604      7,740     30,486
                                                                  ---------  ---------   ---------  ---------  ---------
     Total                                                           99,911    101,899     100,304    108,887    411,001
                                                                  ---------  ---------   ---------  ---------  ---------
Operating income                                                     11,480     20,831      16,640     25,627     74,578
Interest income                                                         377        430         514        650      1,971
Interest expense                                                     (3,316)    (3,084)     (2,682)    (2,927)   (12,009)
Net other expense                                                      (248)      (445)       (347)     2,370      1,330
                                                                  ---------  ---------   ---------  ---------  ---------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                  8,293     17,732      14,125     25,720     65,870
Provision for income taxes                                            3,410      7,232       5,771      9,547     25,960
                                                                  ---------  ---------   ---------  ---------  ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                4,883     10,500       8,354     16,173     39,910
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
 NET OF APPLICABLE INCOME TAXES                                        (719)                                        (719)
                                                                  ---------  ---------   ---------  ---------  ---------
NET INCOME                                                        $   4,164  $  10,500   $   8,354  $  16,173  $  39,191
                                                                  =========  =========   =========  =========  =========
EARNINGS PER SHARE OF STOCK (Common and Class B Common):
 Income before cumulative effect of change in accounting
 principle                                                        $    0.30  $    0.65   $    0.51   $   0.99  $    2.45
Cumulative effect of change in accounting principle                    (.04)                                       (0.04)
                                                                  ---------  ---------   ---------  ---------  ---------
    Total                                                         $    0.26   $   0.65   $    0.51   $   0.99  $    2.41
                                                                  =========  =========   =========   ========   =========
WEIGHTED AVERAGE NUMBER OF SHARES (Common
 and Class B Common) OUTSTANDING                                     16,221     16,238      16,249     16,261     16,241
                                                                  =========  =========   =========  =========  =========
1993
OPERATING REVENUES -- NET                                         $  93,591  $ 104,329   $ 106,833  $ 122,232  $ 426,985
                                                                  ---------  ---------   ---------  ---------  ---------
OPERATING EXPENSES:
 Operations                                                          41,830     43,308      46,814     49,046    180,998
 Selling, general and administrative                                 38,062     39,345      41,690     44,481    163,578
 St. Louis Agency adjustment                                          2,202      2,835       2,145      3,478     10,660
 Depreciation and amortization                                        4,303      4,328       7,394      7,767     23,792
                                                                  ---------  ---------   ---------  ---------  ---------
     Total                                                           86,397     89,816      98,043    104,772    379,028
                                                                  ---------  ---------   ---------  ---------  ---------
Operating income                                                      7,194     14,513       8,790     17,460     47,957
Interest income                                                         298        239         238        315      1,090
Interest expense                                                     (1,719)    (1,501)     (3,224)    (3,379)    (9,823)
Net other expense                                                      (224)      (302)       (293)      (192)    (1,011)
                                                                  ---------  ---------   ---------  ---------  ---------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                  5,549     12,949       5,511     14,204     38,213
Provision for income taxes                                            2,213      5,099       2,216      5,732     15,260
                                                                  ---------  ---------   ---------  ---------  ---------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE                                                 3,336      7,850       3,295      8,472     22,953
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
 NET OF APPLICABLE INCOME TAXES                                         360                                          360
                                                                  ---------  ---------   ---------  ---------  ---------
 NET INCOME                                                       $   3,696  $   7,850   $   3,295  $   8,472  $  23,313
                                                                  =========  =========   =========  =========  =========
EARNINGS PER SHARE OF STOCK (Common and Class B Common):
 Income before cumulative effect of change in accounting
   principle                                                      $    0.24   $   0.54    $   0.20  $    0.52  $    1.51
 Cumulative effect of change in accounting principle                   0.02                                         0.02
                                                                  ---------  ---------   ---------  ---------  ---------
    Total                                                         $    0.26  $    0.54   $    0.20  $    0.52  $    1.53
                                                                  =========  =========   =========  =========  =========
WEIGHTED AVERAGE NUMBER OF SHARES (Common
 and Class B Common) OUTSTANDING                                     14,479     14,499      16,190     16,210     15,278
                                                                  =========  =========   =========  =========  =========

In the fourth quarter of 1994, a federal tax examination for 1992 was settled; that settlement, together with the settlements earlier in the year of federal tax examinations for 1990 and 1991, resulted in reduced income tax expense of approximately $500,000, or $0.03 per share, in the 1994 fourth quarter. Due to the Company's reduced exposure to further tax adjustments for open tax years, and the impact of 1993 tax law changes in the deductibility of the amortization of intangibles, the 1994 estimated tax rate was lowered from approximately 41 percent (estimated earlier in the year) to approximately 39 percent, resulting in a gain of approximately $1,000,000, or $0.06 a share. The Company expects to use the lower, approximately 39 percent, estimated tax rate in 1995.

                                 * * * * * *

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.



                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Management" in the Company's definitive Proxy Statement to be used in connection with the 1995 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATION

         The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 1995 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be used in connection with the 1995 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be used in connection with the 1995 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENT LIST

1.  Financial Statements

         The following financial statements are set forth in Part II, Item 8 of this report.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES:

         (i)   Independent Auditors' Report.
         (ii) Statements of Consolidated Income for each of the Three Years in the Period Ended December 31, 1994.
         (iii) Statements of Consolidated Financial Position at December 31, 1994 and 1993.
         (iv) Statements of Consolidated Stockholders' Equity for each of the Three Years in the Period Ended December 31, 1994.
         (v) Statements of Consolidated Cash Flows for each of the Three Years in the Period Ended December 31, 1994.
         (vi) Notes to Consolidated Financial Statements for the Three Years in the Period Ended December 31, 1994.

2.  Supplementary Data and Financial Statement Schedules

         (i) Supplementary unaudited data with respect to quarterly results of operations is set forth in Part II, Item 8 of this Report.
         (ii) The following financial statement schedule and opinion thereon are filed as a part of this Report:
                                                                Sequential Page
                                                                ---------------
                 Independent Auditors' Report                         61
                 Schedule II - Valuation and Qualifying
                   Accounts and Reserves                              62

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

3.  Exhibits Required by Securities and Exchange Commission Regulation S-K

(a)  The following exhibits are filed as part of this report:

Exhibit No.                                                     Sequential Page
- -----------                                                     ---------------

10.8.1     Amendment, dated January 24, 1995, to
           Pulitzer Retirement Savings Plan.                           65

10.8.2     Amended and restated Pulitzer
           Retirement Savings Plan.                                    68

10.9       Amended and restated Joseph Pulitzer
           Pension Plan.                                              120

10.10      Amended and restated Pulitzer Publishing
           Company Pension Plan.                                      169

10.14      Deferred Compensation Agreement, dated
           December 16, 1994, between the Pulitzer
           Publishing Company and Michael E. Pulitzer.                216

10.25      Stock Purchase Agreement dated as of
           December 22, 1994 by and among Pulitzer
           Publishing Company, American Publishing
           Company and American Publishing Holdings, Inc.             220

21         Subsidiaries of Registrant                                 274

23         Independent Auditors' Consent                              275

24         Power of Attorney                                          276

27         Financial Data Schedule                                    277

(b)  The following exhibits are incorporated herein by reference:

 3.1       -  Restated Certificate of Incorporation of the Company.(iii)

 3.2       -  By-Laws of the Company restated as of June 23, 1993.(x)

 4.1       -  Form of Certificate for Common Stock.(iii)

 9.1       -  Voting Trust Agreement, dated January 17, 1991 between the holders of voting trust certificates and Michael E. Pulitzer, Emily Rauh Pulitzer, Ronald H. Ridgway, Nicholas G. Penniman IV, Ken J. Elkins, William F. Woo and David Moore.(vi)

10.1       -  Agreement, dated January 1, 1961, between the Pulitzer
              Publishing Company, a Missouri corporation, and the Globe-Democrat Publishing Company, as amended on September 4, 1975, April 12, 1979 and December 22, 1983.(i)

10.2.1     -  Amended and Restated Joint Operating Agreement, dated December
              30, 1988 between Star Publishing Company and Citizen Publishing Company.(v)

10.2.2     -  Partnership Agreement, dated December 30, 1988 between Star
              Publishing Company and Citizen Publishing Company.(v)

Exhibit No.
- -----------

10.3       -  Agreement, dated as of May 12, 1986, among the Pulitzer
              Publishing Company, Clement C. Moore, II, Gordon C. Weir, William E. Weir, James R. Weir, Kenward G. Elmslie, Stephen E. Nash and Manufacturers Hanover Trust Company, as Trustees and Christopher Mayer.(i)

10.4       -  Letter Agreement, dated September 29, 1986, among the Pulitzer
              Publishing Company, Trust Under Agreement Made by David E. Moore, David E. Moore, Frederick D. Pulitzer, Michael E. Pulitzer, Jr., Robert S. Pulitzer, Joseph Pulitzer, IV, Joseph Pulitzer, Jr., Michael E. Pulitzer, Stephen E. Nash and Manufacturers Hanover Trust Company, as Trustees, Kenward G. Elmslie, Gordon C. Weir, William E. Weir, James R. Weir, Peter W. Quesada, T. Ricardo Quesada, Elinor P. Hempelmann, The Moore Foundation, Inc., Mariemont Corporation, Z Press Inc. and Clement C. Moore, II.(ii)

10.5       -  Letter Agreement, dated May 12, 1986, among the Pulitzer
              Publishing Company, Peter W. Quesada, T. Ricardo Quesada, Kate Davis Pulitzer Quesada and Elinor P. Hempelmann.(i)

10.6       -  Agreement, dated as of September 29, 1986, among the Pulitzer
              Publishing Company, Peter W. Quesada, T. Ricardo Quesada, Kate Davis Pulitzer Quesada and Elinor Hempelmann.(ii)

10.7.1     -  Amendment, dated March 9, 1992, to the Pulitzer Publishing Annual
              Incentive Plan.(vii)

10.7.2     -  Annual Incentive Compensation Plan.(iii)

10.11      -  Restated Supplemental Executive Benefit Pension Plan.(viii)

10.12      -  Employment Agreement, dated October 1, 1986, between the Pulitzer
              Publishing Company and Joseph Pulitzer, Jr.(i)

10.13      -  Employment Agreement, dated January 2, 1986, between the Pulitzer
              Publishing Company and Michael E. Pulitzer.(i)

10.15      -  Consulting Agreement, dated May 1, 1993, between Pulitzer
              Publishing Company and Glenn A. Christopher.(x)

10.16      -  Supplemental Executive Retirement Pay Agreement dated June 5,
              1984, between the Pulitzer Publishing Company and Glenn A. Christopher.(i)

10.17      -  Letter Agreement, dated October 26, 1984, between the Pulitzer
              Publishing Company and Glenn A. Christopher.(i)

10.18      -  Letter Agreement, dated October 21, 1986, between the Pulitzer
              Publishing Company and David E. Moore.(i)

10.19      -  Pulitzer Publishing Company 1994 Key Employees' Restricted Stock
              Purchase Plan.(xi)

10.20      -  Pulitzer Publishing Company 1994 Stock Option Plan.(xi)

Exhibit No.
- -----------
10.21      -  Registration Rights Agreement.(i)

10.22      -  Note Agreement, dated April 22, 1987, between the Pulitzer
              Publishing Company and The Prudential Insurance Company of America.(iv)

10.23      -  Employment Agreement, dated May 10, 1955, between the Pulitzer
              Publishing Company and Joseph Pulitzer, Jr.(ii)

10.24      -  Note Agreement, dated June 30, 1993, between Pulitzer
              Publishing Company and The Prudential Insurance Company of America.(ix)

- ---------------
(i)        Incorporated by reference to Registration Statement on Form S-1 (No.
           33-9953) filed with the Securities and Exchange Commission on November 4, 1986.

(ii) Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-9953) filed with the Securities and Exchange Commission on December 9, 1986.

(iii) Incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (no. 33-9953) filed with the Securities and Exchange Commission on December 11, 1986.

(iv)       Incorporated by reference to Current Report on Form 8-K dated May 4,
           1987.

(v) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

(vi) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

(vii) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(viii) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(ix) Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993.

(x) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(xi) Incorporated by reference to the Company's definitive Proxy Statement used in connection with the 1994 Annual Meeting of Stockholders

(c)  Reports on Form 8-K.

           The Company did not file any reports on Form 8-K during the fourth quarter of fiscal year 1994.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pulitzer Publishing Company:

We have audited the consolidated financial statements of Pulitzer Publishing Company and its subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 3, 1995; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Pulitzer Publishing Company and its subsidiaries, listed in the accompanying index at Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP


Saint Louis, Missouri
February 3, 1995

                                                                     SCHEDULE II

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
            SCHEDULE II - VALUATION & QUALIFYING ACCOUNTS & RESERVES
               FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 & 1992


                                      Balance At    Charged to       Charged to                            Balance
                                      Beginning     Costs &          Other                                 At End Of
 Description                          Of Period     Expenses         Accounts          Deductions           Period
 -----------                          ---------     --------         --------          ----------         -----------
                                                                   (In thousands)
 Year Ended December 31, 1994
 Valuation Accounts:
   Allowance for Doubtful
     Accounts                          $2,575       $2,010           $159 (a)           $2,609 (b)           $2,135

 Reserves:
   Accrued Medical Plan                   526        6,070              0                5,807 (c)              789

   Workers Compensation                 1,765        2,023              0                1,461                2,327

 Year Ended December 31, 1993

 Valuation Accounts:
   Allowance for Doubtful
     Accounts                          $2,357       $1,935           $625 (a)           $2,342 (b)           $2,575

 Reserves:
   Accrued Medical Plan                 2,000        3,850              0                5,324 (c)              526

   Workers Compensation                 1,100        1,922              0                1,257                1,765

 Year Ended December 31, 1992

 Valuation Accounts:
   Allowance for Doubtful
     Accounts                          $2,562       $2,908           $188 (a)           $3,301 (b)           $2,357

 Reserves:
   Accrued Medical Plan                   219        7,752              0                5,971 (c)            2,000

   Workers Compensation                   475        1,770              0                1,145                1,100

(a) - Accounts reinstated, cash recoveries, etc.

(b) - Accounts written off, except 1994 which also includes $761 related to sale of PCN.

(c) - Amount represents:     1994      1993       1992
                             ----      ----       ----
           Claims paid      $5,383     $5,101    $5,577
           Service fees        460        522       456
           Cash refunds        (36)      (299)      (62)
                            ------     ------    ------
                            $5,807     $5,324    $5,971
                            ======     ======    ======

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 1995.

                                    PULITZER PUBLISHING COMPANY

                                    By:  /s/ Michael E. Pulitzer
                                       ----------------------------------
                                        Michael E. Pulitzer,
                                        Chairman, President and
                                          Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

         Signature                                   Title                                       Date
         ---------                                   -----                                       ----
  /s/ Michael E. Pulitzer             Director; Chairman, President and                   March 14, 1995
  -----------------------                   Chief Executive Officer
  (Michael E. Pulitzer)                   (Principal Executive Officer)


  /s/ Ronald H. Ridgway             Director; Senior Vice President-Finance               March 14, 1995
  ---------------------          (Principal Financial and Accounting Officer)
  (Ronald H. Ridgway)

  Ken J. Elkins*                      Director; Senior Vice President -                   March 14, 1995
  --------------                            Broadcasting Operations
  (Ken J.Elkins)

  David E. Moore*                                  Director                               March 14, 1995
  ---------------
  (David E. Moore)

  Nicholas G. Penniman IV*            Director; Senior Vice President -                   March 14, 1995
  ------------------------                   Newspaper Operations
  (Nicholas G. Penniman IV)

  Peter J. Repetti *                               Director                               March 14, 1995
  ------------------
  (Peter J. Repetti)

  Emily Rauh Pulitzer*                             Director                               March 14, 1995
  --------------------
  (Emily Rauh Pulitzer)

  Alice B. Hayes*                                  Director                               March 14, 1995
  ---------------
  (Alice B. Hayes)

  James M. Snowden, Jr.*                           Director                               March 14, 1995
  ----------------------
  (James M. Snowden, Jr.)


                                    By:  /s/ Ronald H. Ridgway
                                       -----------------------------
                                           Ronald H. Ridgway*
                                              attorney-in-fact

                         PULITZER PUBLISHING COMPANY

                 Report on Form 10-K for the Fiscal Year Ended

                              December 31, 1994

                                EXHIBIT INDEX


Exhibit No.                                                      Sequential Page
- -----------                                                      ---------------

10.8.1          Amendment, dated January 24, 1995, to Pulitzer
                Retirement Savings Plan.                              65

10.8.2          Amended and restated Pulitzer Retirement Savings
                Plan.                                                 68

10.9            Amended and restated Joseph Pulitzer Pension Plan.   120

10.10           Amended and restated Pulitzer Publishing Company
                Pension Plan.                                        169

10.14 Deferred Compensation Agreement, dated December 16, 1994, between the Pulitzer Publishing Company and
                Michael E. Pulitzer.                                 216

10.25           Stock Purchase Agreement dated as of December 22,
                1994 by and among Pulitzer Publishing Company,
                American Publishing Company and American
                Publishing Holdings, Inc.                            220

21              Subsidiaries of Registrant                           274

23              Independent Auditors' Consent                        275

24              Power of Attorney                                    276

27              Financial Data Schedule                              277

                                   AMENDMENT
                                       OF
                       PULITZER RETIREMENT SAVINGS PLAN

     Pursuant to resolutions adopted on January 24, 1995 by the Board of Directors of Pulitzer Publishing Company, the Pulitzer Retirement Savings Plan (the "Plan") is hereby amended as follows:

     1. The monthly Employer Profit Sharing Contributions for participants who are members of the St. Louis Newspaper Guild shall be $50 effective February 1, 1995.

     2.  Schedule B annexed to the Plan is revised accordingly.


                              PULITZER PUBLISHING COMPANY


                              By: /s/  Ronald H. Ridgway
                                 --------------------------------
                                  Ronald H. Ridgway
                                  Senior Vice President - Finance