Form 10-Q
period 1995-03-31
PULITZER PUBLISHING CO
filed 1995-05-05
CIK 805357

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
         (Mark One)
         /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended MARCH 31, 1995
                                      OR
         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from__________________to_________________

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

           CLASS                                    OUTSTANDING 4/30/95
             COMMON STOCK                             4,524,158
           CLASS B COMMON STOCK                      11,829,194

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                          FIRST QUARTER ENDED
                                                             MARCH 31,
                                                         -----------------
                                                         1995         1994
                                                         ----         ----
                                                            (Unaudited)
OPERATING REVENUES - NET:
    Publishing:
    Advertising                                          $37,954      $41,609
    Circulation                                           18,776       19,960
    Other                                                  7,071       10,667
  Broadcasting                                            44,722       39,155
                                                         -------      -------
      Total operating revenues                           108,523      111,391
                                                         -------      -------


OPERATING EXPENSES:
  Publishing operations                                   28,576       31,438
  Broadcasting operations                                 15,613       15,259
  Selling, general and administrative                     37,871       42,933
  St. Louis Agency adjustment                              3,288        2,719
  Depreciation and amortization                            6,709        7,562
                                                         -------      -------
      Total operating expenses                            92,057       99,911
                                                         -------      -------


  Operating income                                        16,466       11,480
                                                         -------      -------

  Interest income                                          1,259          377
  Interest expense                                        (2,712)      (3,316)
  Equity in net (loss) income of joint ventures             (188)           4
  Net other expense                                         (269)        (252)
                                                         -------      -------


INCOME BEFORE PROVISION FOR INCOME
  TAXES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                          14,556        8,293

PROVISION FOR INCOME TAXES                                 5,703        3,410
                                                         -------      -------

INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                        8,853        4,883

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF
  APPLICABLE INCOME TAXES                                                (719)
                                                         -------      -------

NET INCOME                                                $8,853       $4,164
                                                         =======      =======

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (CONTINUED)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


                                                      FIRST QUARTER ENDED
                                                            MARCH 31,
                                                      -------------------
                                                         1995      1994
                                                         ----      ----
                                                          (Unaudited)
EARNINGS PER SHARE OF STOCK
  (COMMON AND CLASS B COMMON):
  Income before cumulative effect of
    change in accounting principle                        $0.54     $0.30
  Cumulative effect of change in
    accounting principle                                            (0.04)
                                                         ------    ------

            Total                                         $0.54     $0.26
                                                         ------    ------

WEIGHTED AVERAGE NUMBER OF SHARES
  (COMMON AND CLASS B COMMON STOCK)
  OUTSTANDING                                            16,290    16,221
                                                         ======    ======



See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS  OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS)

                                                                                   MAR. 31,        DEC. 31,
                                                                                     1995           1994
                                                                                   --------        --------
                                                                                   (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                          $86,346       $77,084
  Trade accounts receivable (less allowance for doubtful
    accounts of  $2,280 and $2,135)                                                   58,758        62,943
  Inventory                                                                            5,065         3,069
  Prepaid expenses and other                                                           8,617         6,783
  Program rights                                                                       6,478         9,263
                                                                                    --------      --------

              Total current assets                                                   165,264       159,142
                                                                                    --------      --------

PROPERTIES:
  Land                                                                                11,261        11,261
  Buildings                                                                           58,965        58,795
  Machinery and equipment                                                            162,817       161,305
  Construction in progress                                                             8,086         4,444
                                                                                    --------      --------
              Total                                                                  241,129       235,805
  Less accumulated depreciation                                                      124,770       119,911
                                                                                    --------      --------

              Properties - net                                                       116,359       115,894
                                                                                    --------      --------

INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of applicable amortization                                 123,500       125,415
  Receivable from The Herald Company                                                  42,508        44,059
  Program rights, long-term portion                                                    1,854         1,997
  Other                                                                               21,672        21,805
                                                                                    --------      --------

              Total intangible and other assets                                      189,534       193,276
                                                                                    --------      --------

                   TOTAL                                                            $471,157      $468,312
                                                                                    ========      ========


See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    MAR. 31,       DEC. 31,
                                                                                      1995           1994
                                                                                    --------       --------
                                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable                                                             $12,706       $14,458
  Current portion of long-term debt                                                   14,250        14,250
  Salaries, wages and commissions                                                      9,767        11,541
  Income taxes payable                                                                 6,667         6,331
  Program contracts payable                                                            6,194         8,864
  Interest payable                                                                     2,663         3,480
  Pension obligations                                                                  2,885         2,827
  Other                                                                                4,155           662
                                                                                    --------      --------
              Total current liabilities                                               59,287        62,413
                                                                                    --------      --------

LONG-TERM DEBT                                                                       128,750       128,750
                                                                                    --------      --------

PROGRAM CONTRACTS PAYABLE                                                              1,933         2,109
                                                                                    --------      --------

PENSION OBLIGATIONS                                                                   24,120        23,593
                                                                                    --------      --------

POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                                 92,484        91,966
                                                                                    --------      --------

OTHER LONG-TERM LIABILITIES                                                            4,340         4,462
                                                                                    --------      --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 25,000,000 shares
    authorized; issued and outstanding - none
  Common stock, $.01 par value; 100,000,000 shares authorized;
    issued - 4,480,678 in 1995 and 4,444,099 in 1994                                      44            44
  Class B common stock, convertible, $.01 par value; 50,000,000
    shares authorized; issued - 20,608,832 in 1995 and 1994                              182           182
  Additional paid-in capital                                                         122,879       122,094
  Retained earnings                                                                  224,765       220,322
                                                                                    --------      --------
              Total                                                                  347,870       342,642

  Treasury stock - at cost; 11,591 and 11,462 shares of common stock in 1995 and 1994, respectively, and 8,775,638 shares of
    Class B common stock in 1995 and 1994                                           (187,627)     (187,623)
                                                                                    --------      --------
              Total stockholders' equity                                             160,243       155,019
                                                                                    --------      --------


                   TOTAL                                                            $471,157      $468,312
                                                                                    ========      ========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)

                                                                                       FIRST QUARTER ENDED
                                                                                           MARCH 31,
                                                                                       -------------------
                                                                                       1995          1994
                                                                                       ----          ----
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $8,853        $4,164
  Adjustments to reconcile net income to net cash provided by operating activities:
    Non-cash items:
      Cumulative effect of change in accounting principle, net of
           applicable income taxes                                                                      719
      Equity in net loss (income) of joint ventures                                       188            (4)
      Depreciation                                                                      4,743         5,091
      Amortization of intangibles                                                       1,966         2,471
      Incremental increase in postretirement and postemployment
          benefit obligations                                                             518           769
      Changes in assets and liabilities which provided (used) cash:
          Trade accounts receivable                                                     4,185         7,178
          Inventory                                                                    (1,996)        1,212
          Other assets                                                                   (568)        1,626
          Trade accounts payable and other liabilities                                 (2,588)          142
          Income taxes payable                                                            336           281
          Program rights - net of contracts payable                                        82            (3)
                                                                                     --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              15,719        23,646
                                                                                     --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                 (5,247)       (1,645)
  Investment in joint venture                                                                        (1,000)
  Increase in notes receivable                                                            215            (9)
                                                                                     --------      --------
NET CASH USED IN INVESTING ACTIVITIES                                                  (5,032)       (2,654)
                                                                                     --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on long-term debt                                                                          (17)
  Dividends paid                                                                       (2,206)       (1,881)
  Proceeds from exercise of stock options                                                 781           376
                                                                                     --------      --------
NET CASH USED IN FINANCING ACTIVITIES                                                  (1,425)       (1,522)
                                                                                     --------      --------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                               9,262        19,470

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                                              77,084        34,970
                                                                                     --------      --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $86,346       $54,440
                                                                                     ========      ========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.  ACCOUNTING POLICIES

    Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments except for the cumulative effect adjustment discussed in Note 3, necessary to present fairly Pulitzer Publishing Company's financial position as of March 31, 1995 and the results of operations and cash flows for the three month periods ended March 31, 1995 and 1994. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

2.  DIVIDENDS

    In the first quarter of 1994, two dividends of $0.115 per share were declared, payable on February 1, 1994 and May 2, 1994. In the second quarter of 1994, a dividend of $0.115 per share was declared, payable on August 1, 1994. In the third quarter of 1994, a dividend of $0.115 per share was declared, payable on November 1, 1994. In the first quarter of 1995, two dividends of $0.135 per share were declared, payable on February 1, 1995 and May 1, 1995.

    In addition, a five-for-four stock split (payable in the form of a 25 percent common and Class B common stock dividend) was declared by the Company's Board of Directors on January 4, 1995. The dividend was distributed on January 24, 1995 to stockholders of record on January 13, 1995. Shares outstanding, dividends per share and earnings per share have been restated for 1994 to reflect the stock split.

3.  POSTEMPLOYMENT BENEFITS

    Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits ("SFAS 112"), to account for certain disability benefits at the St. Louis Post-Dispatch. SFAS 112 requires that the cost of these benefits provided to former employees prior to retirement be recognized on the accrual basis of accounting. Previously, the Company recognized its postemployment benefit costs when paid. The cumulative effect of adopting SFAS 112 was a reduction of 1994 first quarter net income by approximately $719,000 or $0.04 per share. After recording the cumulative effect adjustment, the Company's ongoing expense under the new standard does not differ significantly from the prior pay-as-you-go basis.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


4.  BUSINESS SEGMENTS

    The Company's operations are divided into two business segments, publishing and broadcasting. The following is a summary of operating data by segment (in thousands):

                                                           FIRST QUARTER ENDED
                                                                 MARCH 31,
                                                           -------------------
                                                            1995         1994
                                                           -----         -----
     Operating revenues:                                       (Unaudited)
        Publishing (a)                                      $63,801      $72,236
        Broadcasting                                         44,722       39,155
                                                           --------     --------
              Total                                        $108,523     $111,391
                                                           ========     ========

     Operating income (loss):
        Publishing (a)                                       $6,154       $5,688
        Broadcasting                                         11,372        6,739
        Corporate                                            (1,060)        (947)
                                                           --------     --------
              Total                                         $16,466      $11,480
                                                           ========     ========
     Depreciation and amortization:
        Publishing (a)                                       $1,017       $1,527
        Broadcasting                                          5,692        6,035
                                                           --------     --------
              Total                                          $6,709       $7,562
                                                           ========     ========

     Operating margins
        (Operating income to revenues):
         Publishing (a) (b)                                   14.8%        11.6%
         Broadcasting                                         25.4%        17.2%

  (a) Publishing operations for 1994 include the results of Pulitzer Community Newspapers, Inc., which was sold on December 22, 1994.

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


CONSOLIDATED

  Operating revenues for the first quarter of 1995 decreased 2.6 percent, to $108.5 million from $111.4 million for the first quarter of 1994. The revenue comparison was affected by the sale of Pulitzer Community Newspapers, Inc. ("PCN") on December 22, 1994. The first quarter of 1994 included the results of PCN, but due to the sale in December 1994, no amounts for PCN were included in the first quarter of 1995. On a comparable basis (i.e., excluding PCN from 1994), consolidated revenues increased 8.5 percent for the 1995 first quarter. This increase reflected gains in both broadcasting and publishing revenues.

  Operating expenses, excluding the St. Louis Agency adjustment, for the 1995 first quarter decreased 8.7 percent, to $88.8 million from $97.2 million in the first quarter of 1994. On a comparable basis, excluding PCN from 1994, operating expenses increased 3.6 percent for the 1995 first quarter. This increase was primarily attributable to increased newsprint costs of $2.5 million, higher overall personnel costs of $449,000 and increased promotion expense of $395,000. Expense increases were partially offset by lower depreciation and amortization of $357,000 and a decline in programming rights expense of $295,000.

  Operating income in the 1995 first quarter increased 43.4 percent, to $16.5 million from $11.5 million in the first quarter of 1994. The 1995 increase reflected improvements in operating income in both the publishing and broadcasting segments, resulting from increased revenues. The sale of PCN did not have a significant impact on the consolidated operating income comparison.

  Interest expense decreased to $2.7 million in the 1995 first quarter from $3.3 million in the first quarter of 1994 due to lower debt levels. The Company's average debt level for the 1995 first quarter decreased to $143 million from $176.2 million in the first quarter of 1994. The Company's average interest rate for the first quarter of 1995 increased slightly to 7.6 percent from 7.4 percent in the 1994 first quarter due to the repayment and elimination of lower variable rate borrowings in the fourth quarter of 1994. Interest income increased $882,000, reflecting both a higher average balance of invested funds and higher short-term interest rates for the 1995 first quarter.

  The effective income tax rate for the first quarter of 1995 decreased to 39.2 percent from 41.1 percent for the 1994 first quarter. The lower rate in 1995 reflected the Company's reduced exposure to further tax adjustments for open tax years, following the settlement of the 1990-1992 federal tax examinations during 1994, and the impact of the 1993 tax law changes in the deductibility of the amortization of intangibles. It is expected that, on an annual basis, the effective tax rate for 1995 will be in the 39 percent range, approximately the same as the effective rate for the full year of 1994.

  As discussed in Note 3 to the interim financial statements, effective
January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment
Benefits ("SFAS 112"), and recorded its initial liability thereunder, resulting in a one-time after-tax charge of $719,000. After recording the one-time charge, the Company's on-going expense under SFAS 112 does not differ significantly from the prior pay-as-you-go basis.

  Net income in the 1995 first quarter increased 112.6 percent to $8.9 million, or $0.54 per share, compared with $4.2 million, or $0.26 per share, in the first quarter of 1994. The first quarter of 1994 included the non-recurring SFAS 112 charge of $719,000, or $0.04 per share. Excluding the non-recurring charge from 1994, net income for the 1995 first quarter would have increased
81.3 percent. The gain in net income reflected improvements in operating profits in both the publishing and broadcasting segments, primarily as a result of increased revenues.


PUBLISHING

  Operating revenues from the Company's publishing segment for the first quarter of 1995 decreased 11.7 percent, to $63.8 million from $72.2 million in the first quarter of 1994. On a comparable basis, excluding PCN from 1994, publishing revenues increased 4.8 percent for the 1995 first quarter. The increase reflected higher advertising revenues, particularly classified, at both newspaper properties.

  Newspaper advertising revenues, on a comparable basis, increased $2.5 million (7.2 percent) in the first quarter of 1995. Higher average rates generated $2.1 million of the 1995 first quarter increase while higher advertising volume contributed approximately $400,000. In the first quarter of 1995, both the St. Louis Post-Dispatch ("Post-Dispatch") and The Arizona Daily Star ("Star") implemented rate increases for most advertising categories, ranging from 4 percent to 6 percent and 6 percent to 8 percent, respectively.

  Circulation revenues, on a comparable basis, increased $177,000 (1 percent) in the first quarter of 1995. The benefit ($677,000) of circulation price increases was offset by revenue declines ($500,000) due to average circulation decreases at the Post-Dispatch. Average daily and Sunday circulation of the Post-Dispatch for the first quarter of 1995 was 333,212 and 555,693 compared to 346,046 and 567,680 for the corresponding 1994 period, decreases of 3.7 percent and 2.1 percent, respectively. Effective February 5, 1995, the home-delivered price of the Sunday Post-Dispatch was increased $1.00 per month. In addition, the home-delivered price of the daily Star was increased $0.80 per month, effective March 27, 1995.

  Operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the publishing segment, excluding the St. Louis Agency adjustment, decreased 14.8 percent to $54.4 million for the 1995 first quarter compared to $63.8 million for the same period in the prior
year.   On a comparable basis, excluding PCN from 1994, operating expenses increased 3.9 percent for the 1995 first quarter. The higher expense, on a comparable basis, resulted primarily from increased newsprint cost of $2.5 million, reflecting the impact of newsprint price increases.

  Operating income from the Company's publishing activities for the first quarter of 1995 increased 8.2 percent to $6.2 million from $5.7 million due primarily to increased advertising revenues. On a comparable basis, excluding PCN from 1994, first quarter operating income from the publishing segment increased 4.7 percent.

  The publishing segment's 1995 first-quarter results were negatively impacted by increasing newsprint prices, which added approximately $2.5 million to newsprint expense ($1.4 million after giving effect to the St. Louis Agency Adjustment and excluding PCN from 1994). Based on a newsprint price increase effective May 1, 1995, the Company's average costs per metric ton for the second quarter and the balance of the year (assuming no further price increases) are estimated to be approximately $625 and $680, respectively.
These estimated higher newsprint prices for the remainder of fiscal year 1995 are expected to have a significant effect on the performance of the publishing segment. No assurance, however, can be given that the estimated newsprint average cost increases for fiscal 1995 will be as projected, and actual average cost increases may be higher or lower. For the full year of 1994, the Company's newsprint cost and metric tons of consumption, after giving effect to the St. Louis Agency adjustment and excluding PCN, were approximately $22.8 million and 50,600 metric tons, respectively.


BROADCASTING

  Broadcasting operating revenues for the first quarter of 1995 increased 14.2 percent, to $44.7 million from $39.2 million in the first quarter of 1994. Local and national spot advertising increased 5.7 percent and 11.8 percent, respectively. In addition, network compensation revenue increased $2.4 million, reflecting the impact of new ten-year network affiliation agreements executed in early 1995. For the full year of 1995, the new agreements are expected to add approximately $10.5 million to the Company's annual network compensation revenue. The Company anticipates, however, that approximately $2 million of this revenue increase will be invested back into its stations to strengthen their local news operations. These costs will be reflected in the ongoing annual expenses of the broadcasting operations.

  Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the first quarter of 1995 increased 2.9 percent, to $33.4 million from $32.4 million in the first quarter of the prior year. Major increases in comparable expenses were overall personnel costs ($575,000) and promotion expense ($330,000). Partially offsetting these increases were declines in depreciation and amortization ($343,000) and programming rights expense ($295,000).

  Operating income from the broadcasting segment increased 68.7 percent to $11.4 million from $6.7 million, principally due to increased advertising revenues and network compensation.


LIQUIDITY AND CAPITAL RESOURCES

  Outstanding debt, inclusive of the short-term portion of long-term debt, as of March 31, 1995, was $143 million, unchanged from the balance at December 31, 1994. On April 21, 1995, the Company made a scheduled repayment of $14.3 million under its Senior Note Agreement maturing in 1997.

  As of March 31, 1995, the Company's long-term borrowings consisted of $143 million of fixed-rate senior notes with The Prudential Insurance Company of America.

  The Company's Senior Note Agreements require it to maintain certain financial ratios, place restrictions on the payment of dividends and prohibit new borrowings, except as permitted thereunder.

  As of March 31, 1995, commitments for capital expenditures were approximately $14.9 million, relating to normal capital equipment replacements and a portion of the costs for new facilities for television station WDSU in New Orleans and the radio operations in Phoenix. Capital expenditures to be made in fiscal 1995 are estimated to be approximately $26 million, of which approximately $11.2 million represents the amount to substantially complete the building projects in New Orleans and Phoenix. Commitments for film contracts and license fees as of March 31, 1995 were approximately $31.2 million.

  At March 31, 1995, the Company had working capital of $106 million and a current ratio of 2.79 to 1. This compares to working capital of $96.7 million and a current ratio of 2.55 to 1 at December 31, 1994.

  The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, film contract and license fees, working capital requirements, debt installments and dividend payments.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  (a)   The following exhibit is filed as part of this report:

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


                                        PULITZER PUBLISHING COMPANY
                                                  (Registrant)


Date:  May 5, 1995                             /s/  Ronald H. Ridgway
                                            ------------------------------------
                                                 (Ronald H. Ridgway)
                                        Director; Senior Vice-President-Finance
                                             (on behalf of the Registrant and
                                              as principal financial officer)

                                 EXHIBIT INDEX



    EXHIBIT NUMBER                       TITLE OR DESCRIPTION                             LOCATION
          27                            Financial Data Schedule                           Page 17