Form 10-Q
period 1995-06-30
PULITZER PUBLISHING CO
filed 1995-08-08
CIK 805357

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
             (Mark One)
             /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended JUNE 30, 1995
                                          OR
             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
             For the transition period from__________________to_________________

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

                CLASS                             OUTSTANDING 7/31/95
             COMMON STOCK                               4,602,439
         CLASS B COMMON STOCK                          11,774,207

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                               Second Quarter Ended             Two Quarters Ended
                                                                     June 30,                         June 30,
                                                               ---------------------            -------------------
                                                                1995           1994             1995           1994
                                                                ----           ----             ----           ----
OPERATING REVENUES - NET:                                           (Unaudited)                     (Unaudited)
  Publishing:
    Advertising                                               $ 40,357       $ 45,691         $ 78,311       $ 87,300
    Circulation                                                 18,813         19,509           37,589         39,469
    Other                                                        7,687         11,238           14,758         21,905
  Broadcasting                                                  53,769         46,292           98,491         85,447
                                                              --------       --------         --------       --------
           Total operating revenues                            120,626        122,730          229,149        234,121
                                                              --------       --------         --------       --------

OPERATING EXPENSES:
  Publishing operations                                         31,016         31,529           59,592         62,967
  Broadcasting operations                                       15,636         15,109           31,249         30,368
  Selling, general and administrative                           38,349         43,448           76,220         86,381
  St. Louis Agency adjustment                                    3,402          4,233            6,690          6,952
  Depreciation and amortization                                  6,722          7,580           13,431         15,142
                                                              --------       --------         --------       --------
           Total operating expenses                             95,125        101,899          187,182        201,810
                                                              --------       --------         --------       --------

  Operating income                                              25,501         20,831           41,967         32,311
                                                              --------       --------         --------       --------

  Interest income                                                1,212            430            2,471            807
  Interest expense                                              (2,493)        (3,084)          (5,205)        (6,400)
  Equity in net loss of joint ventures                            (485)          (206)            (673)          (202)
  Net other expense                                               (222)          (239)            (491)          (491)
                                                              --------       --------         --------       --------

INCOME BEFORE PROVISION FOR INCOME
  TAXES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                23,513         17,732           38,069         26,025

PROVISION FOR INCOME TAXES                                       9,197          7,232           14,900         10,642
                                                              --------       --------         --------       --------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                14,316         10,500           23,169         15,383

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF
  APPLICABLE INCOME TAXES                                                                                        (719)
                                                              --------       --------         --------       --------


NET INCOME                                                    $ 14,316       $ 10,500         $ 23,169       $ 14,664
                                                              ========       ========         ========       ========


See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (CONTINUED)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                               Second Quarter Ended             Two Quarters Ended
                                                                     June 30,                         June 30,
                                                               ---------------------            ------------------
                                                                1995           1994             1995           1994
                                                                ----           ----             ----           ----
                                                                    (Unaudited)                     (Unaudited)
EARNINGS PER SHARE OF STOCK
  (COMMON AND CLASS B COMMON):
  Income before cumulative effect of
    change in accounting principle                             $  .88         $  .65           $ 1.42         $  .95
  Cumulative effect of change in
    accounting principle                                                                                        (.04)
                                                               ------         ------           ------         ------

           Total                                               $  .88         $  .65           $ 1.42         $  .91
                                                               ======         ======           ======         ======

WEIGHTED AVERAGE NUMBER OF SHARES
  (COMMON AND CLASS B COMMON
  STOCK) OUTSTANDING                                           16,363         16,238           16,322         16,229
                                                               ======         ======           ======         ======


See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS  OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS)

                                                                                   JUNE 30,         DEC. 31,
                                                                                     1995             1994
                                                                                 -----------        --------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                         $ 79,875       $ 77,084
  Trade accounts receivable (less allowance for doubtful
    accounts of  $2,320 and $2,135)                                                   66,418         62,943
  Inventory                                                                              960          3,069
  Prepaid expenses and other                                                           7,159          6,783
  Program rights                                                                       4,012          9,263
                                                                                    --------       --------

              Total current assets                                                   158,424        159,142
                                                                                    --------       --------

PROPERTIES:
  Land                                                                                11,261         11,261
  Buildings                                                                           59,229         58,795
  Machinery and equipment                                                            166,075        161,305
  Construction in progress                                                             9,384          4,444
                                                                                    --------       --------
              Total                                                                  245,949        235,805
  Less accumulated depreciation                                                      129,160        119,911
                                                                                    --------       --------

              Properties - net                                                       116,789        115,894
                                                                                    --------       --------

INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of applicable amortization                                 121,563        125,415
  Receivable from The Herald Company                                                  44,306         44,059
  Program rights, long-term portion                                                    1,930          1,997
  Other                                                                               23,516         21,805
                                                                                    --------       --------

              Total intangible and other assets                                      191,315        193,276
                                                                                    --------       --------

                   TOTAL                                                            $466,528       $468,312
                                                                                    ========       ========


See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 JUNE 30,         DEC. 31,
                                                                                   1995             1994
                                                                               -----------        --------
LIABILITIES AND STOCKHOLDERS' EQUITY                                           (Unaudited)
CURRENT LIABILITIES:
  Trade accounts payable                                                          $ 12,794       $ 14,458
  Current portion of long-term debt                                                 14,250         14,250
  Salaries, wages and commissions                                                   10,136         11,541
  Income taxes payable                                                               2,777          6,331
  Program contracts payable                                                          4,078          8,864
  Interest payable                                                                   3,246          3,480
  Pension obligations                                                                2,941          2,827
  Other                                                                              4,139            662
                                                                                  --------       --------
              Total current liabilities                                             54,361         62,413
                                                                                  --------       --------

LONG-TERM DEBT                                                                     114,500        128,750
                                                                                  --------       --------

PROGRAM CONTRACTS PAYABLE                                                            1,653          2,109
                                                                                  --------       --------

PENSION OBLIGATIONS                                                                 25,444         23,593
                                                                                  --------       --------

POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                               92,741         91,966
                                                                                  --------       --------

OTHER LONG-TERM LIABILITIES                                                          4,126          4,462
                                                                                  --------       --------

STOCKHOLDERS' EQUITY :
  Preferred stock, $.01 par value; 25,000,000 shares
    authorized; issued and outstanding - none
  Common stock, $.01 par value; 100,000,000 shares authorized;
    issued - 4,563,484 in 1995 and 4,444,099 in 1994                                    44             44
  Class B common stock, convertible, $.01 par value; 50,000,000 shares authorized; issued - 20,604,832 in 1995 and
    20,608,832 in 1994                                                                 182            182
  Additional paid-in capital                                                       124,430        122,094
  Retained earnings                                                                236,877        220,322
                                                                                  --------       --------
              Total                                                                361,533        342,642
  Treasury stock - at cost; 16,591 and 11,462 shares of common stock in 1995 and 1994, respectively, and 8,775,638 shares of
    Class B common stock in 1995 and 1994                                         (187,830)      (187,623)
                                                                                  --------       --------
              Total stockholders' equity                                           173,703        155,019
                                                                                  --------       --------


                   TOTAL                                                          $466,528       $468,312
                                                                                  ========       ========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)

                                                                                       TWO QUARTERS ENDED
                                                                                            JUNE 30,
                                                                                 -------------------------
                                                                                    1995            1994
                                                                                 ---------        --------
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $23,169        $14,664
  Adjustments to reconcile net income to net cash provided by operating activities:
    Non-cash items:
      Cumulative effect of change in accounting principle, net of
        applicable income taxes                                                                          719
      Equity in net loss of joint ventures                                                673            202
      Depreciation                                                                      9,496         10,196
      Amortization of intangibles                                                       3,935          4,946
      Incremental increase in postretirement and postemployment
        benefit obligations                                                               775          1,537
      Changes in assets and liabilities which provided (used) cash:
        Trade accounts receivable                                                      (3,475)        (1,269)
        Inventory                                                                       2,109          1,292
        Other assets                                                                   (2,125)         2,636
        Trade accounts payable and other liabilities                                     (408)         4,253
        Income taxes payable                                                           (3,554)        (2,451)
        Program rights - net of contracts payable                                          76            120
                                                                                      -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              30,671         36,845
                                                                                      -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                (10,692)        (5,052)
  Investment in joint venture                                                                         (2,000)
  Investment in limited partnerships                                                   (2,512)
  Increase in notes receivable                                                          1,852             17
                                                                                      -------        -------
NET CASH USED IN INVESTING ACTIVITIES                                                 (11,352)        (7,035)
                                                                                      -------        -------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on long-term debt                                                        (14,250)       (20,284)
  Dividends paid                                                                       (4,407)        (3,764)
  Proceeds from exercise of stock options                                               2,129            484
                                                                                      -------        -------
NET CASH USED IN FINANCING ACTIVITIES                                                 (16,528)       (23,564)
                                                                                      -------        -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               2,791          6,246

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         77,084         34,970
                                                                                      -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $79,875        $41,216
                                                                                      =======        =======

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.  ACCOUNTING POLICIES

    Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments except for the cumulative effect adjustment discussed in Note 3, necessary to present fairly Pulitzer Publishing Company's financial position as of June 30, 1995 and the results of operations and cash flows for the six-month periods ended June 30, 1995 and 1994. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

2.  DIVIDENDS

    In the first quarter of 1994, two dividends of $0.115 per share were declared, payable on February 1, 1994 and May 2, 1994. In the second quarter of 1994, a dividend of $0.115 per share was declared, payable on August 1, 1994. In the third quarter of 1994, a dividend of $0.115 per share was declared, payable on November 1, 1994. In the first quarter of 1995, two dividends of $0.135 per share were declared, payable on February 1, 1995 and May 1, 1995. In the second quarter of 1995, a dividend of $0.135 per share was declared, payable on August 1, 1995.

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

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


    After recording the cumulative effect adjustment, the Company's ongoing expense under the new standard does not differ significantly from the prior pay-as-you-go basis.


4.  BUSINESS SEGMENTS

    The Company's operations are divided into two business segments, publishing and broadcasting. The following is a summary of operating data by segment (in thousands):

                                                Second Quarter Ended           Two Quarters Ended
                                                      June 30,                      June 30,
                                               ---------------------        ------------------------
                                                 1995        1994             1995            1994
                                                 ----        ----             ----            ----
                                                     (Unaudited)                   (Unaudited)
    Operating revenues:
       Publishing (a)                           $66,857     $76,438         $130,658        $148,674
       Broadcasting                              53,769      46,292           98,491          85,447
                                               --------    --------         --------        --------
             Total                             $120,626    $122,730         $229,149        $234,121
                                               ========    ========         ========        ========

    Operating income (loss):
       Publishing (a)                            $6,814      $8,552          $12,968         $14,240
       Broadcasting                              19,759      13,290           31,131          20,029
       Corporate                                 (1,072)     (1,011)          (2,132)         (1,958)
                                               --------    --------         --------        --------
             Total                              $25,501     $20,831          $41,967         $32,311
                                               ========    ========         ========        ========

    Depreciation and amortization:
       Publishing (a)                            $1,041      $1,538           $2,058          $3,065
       Broadcasting                               5,681       6,042           11,373          12,077
                                               --------    --------         --------        --------
             Total                               $6,722      $7,580          $13,431         $15,142
                                               ========    ========         ========        ========

    Operating margins
       (Operating income to revenues):
       Publishing (a) (b)                         15.3%       16.7%            15.0%           14.3%
       Broadcasting                               36.7%       28.7%            31.6%           23.4%


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


CONSOLIDATED

  Operating revenues for the second quarter and first six months of 1995 decreased 1.7 percent and 2.1 percent, respectively, compared with the corresponding periods in the preceding year. Revenue comparisons were affected by the sale of Pulitzer Community Newspapers, Inc. ("PCN") on December 22, 1994. The 1994 second quarter and first six months included the results of PCN, but due to the sale in December 1994, no amounts for PCN were included in the 1995 periods. On a comparable basis (i.e., excluding PCN from 1994), consolidated revenues increased 9.5 percent and 9 percent for the second quarter and first six months of 1995, respectively. The increases reflected gains in both broadcasting and publishing revenues.

  Operating expenses, excluding the St. Louis Agency adjustment, for the second quarter and first six months of 1995 decreased 6.1 percent and 7.4 percent, respectively, compared with the corresponding periods in the prior year. On a comparable basis, excluding PCN from 1994, operating expenses increased 6.9 percent and 5.3 percent for the second quarter and first six months of 1995, respectively. These increases were primarily attributable to increased newsprint costs ($4.8 million - second quarter and $7.3 million - year to date), higher overall personnel costs ($867,000 - second quarter and $1.9 million - year to date) and increased promotion expense ($624,000 - second quarter and $1.1 million - year to date). Expense increases were partially offset by lower depreciation and amortization ($359,000 - second quarter and $716,000 - year to date) and lower programming rights expense ($344,000 - second quarter and $653,000 - year to date).
  Operating income in the 1995 second quarter and first six months increased to $25.5 million (22.4 percent) and $42 million (29.9 percent), respectively. On a comparable basis, excluding PCN from 1994, operating income increased 26.3 percent and 31.8 percent for the second quarter and first six months of 1995, respectively. The 1995 increases reflected improvements in the broadcasting segment's operating income, resulting from increased revenues.
  Interest expense decreased $591,000 in the 1995 second quarter and $1.2 million in the first six months due to lower debt levels. The Company's average debt level for the second quarter and the first six months of 1995 decreased to $132.8 million and $137.9 million from $164.5 million and $170.4 million in the respective periods of the prior year. The Company's average interest rate for the second quarter and the first six months of 1995 increased slightly to 7.5 percent and 7.6 percent, respectively, from 7.4 percent in both prior year periods. The increase in the 1995 average interest rates resulted from the repayment and elimination of lower variable rate borrowings in the fourth quarter of 1994. Interest income for the second quarter and first six months of 1995 increased $782,000 and $1.7 million, respectively, due to both a higher average balance of invested funds and higher short-term interest rates.
  The effective income tax rate for both the second quarter and the first six months of 1995 decreased to 39.1 percent, from 40.8 percent and 40.9 percent in the respective periods of the prior year. The lower rates in 1995 reflected the Company's reduced exposure to further tax adjustments for open tax years, following the settlement of the 1990-1992 federal tax examinations during 1994, and the impact of the 1993 tax law changes in the deductibility of the amortization of intangibles. It is expected that, on an annual basis, the effective tax rate for 1995 will be in the 39 percent range, approximately the same as the effective rate for the full year of 1994.
  As discussed in Note 3 to the interim financial statements, effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits ("SFAS 112"), and recorded its initial liability thereunder resulting in a one-time after-tax charge of $719,000. After recording the one-time charge, the Company's on-going expense under SFAS 112 does not differ significantly from the prior pay-as-you-go basis.
  Net income in the 1995 second quarter increased 36.3 percent to $14.3 million, or $0.88 per share, from $10.5 million, or $0.65 per share, in the second quarter of 1994. Net income for the first six months of 1995 increased 58 percent to $23.2 million, or $1.42 per share, from $14.7 million, or $0.91 per share, a year ago. The first six months of 1994 included the non-recurring SFAS 112 charge of $719,000, or $0.04 per share. Excluding the non-recurring charge from 1994, net income for the first six months of 1995 increased 50.6 percent. The gain in net income reflected an improvement in the broadcasting segment's operating profits and a reduction in interest expense. The sale of PCN had no effect on the net income comparisons because earnings provided by PCN in 1994 were offset in 1995 by the after-tax investment income generated by the sale proceeds.


PUBLISHING

  Operating revenues from the Company's publishing segment for the second quarter and first six months of 1995 decreased 12.5 percent and 12.1 percent, respectively, compared with the corresponding periods of the prior year. On a comparable basis, excluding PCN from 1994, publishing revenues increased 4.6 percent and 4.7 percent, respectively, for the 1995 second quarter and first six months. These increases reflected higher advertising revenues, particularly classified, at both newspaper properties.

  Newspaper advertising revenues, on a comparable basis, increased $1.8 million (4.6 percent) in the 1995 second quarter and $4.3 million (5.8 percent) in the first six months of 1995. The second quarter increase resulted from higher average rates which generated additional revenue of $1.9 million, offset slightly by the effect of lower advertising volume ($100,000). The year to date increase reflected a combination of $4 million generated by higher average rates and $300,000 generated by slightly higher advertising volume. In the first quarter of 1995, both the St. Louis Post-Dispatch ("Post-Dispatch") and The Arizona Daily Star ("Star") implemented rate increases for most advertising categories, ranging from 4 percent to 6 percent and 6 percent to 8 percent, respectively.

  Circulation revenues, on a comparable basis, increased $631,000 (3.5 percent) for the 1995 second quarter and $808,000 (2.2 percent) for the first six months of 1995. The second quarter increase resulted from the benefit ($1.2 million) of circulation price increases which were partially offset by revenue declines ($554,000) due to average circulation decreases at the Post-Dispatch. Similarly, the year to date increase reflected a $1.9 million revenue increase generated by higher average prices partially offset by a $1.1 million decline due to circulation decreases. Average daily and Sunday circulation of the Post-Dispatch for the second quarter of 1995 was 325,249 and 543,778 compared to 339,413 and 552,913 for the corresponding 1994 period, decreases of 4.2 percent and 1.7 percent, respectively. Effective February 5, 1995, the home-delivered price of the Sunday Post-Dispatch was increased $1.00 per month. In addition, the home-delivered price of the daily Star was increased $0.80 per month, effective March 27, 1995.
  Operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the publishing segment, excluding the St. Louis Agency adjustment, decreased 11 percent and 12.9 percent, respectively, for the second quarter and first six months of 1995. On a comparable basis, excluding PCN from 1994, operating expenses increased 9.4 percent and 6.7 percent, respectively, for the second quarter and first six months of 1995. The higher expenses, on a comparable basis, resulted primarily from increased newsprint cost ($4.8 million - second quarter and $7.3 million - year to date), reflecting the impact of significant newsprint price increases.

  Operating income from the Company's publishing activities in the 1995 second quarter decreased 20.3 percent to $6.8 million from $8.6 million and in the first six months decreased 8.9 percent to $13 million from $14.2 million. On a comparable basis, excluding PCN from 1994, operating income from the publishing segment decreased 13.8 percent and 5.9 percent, respectively, for the second quarter and first six months of 1995. The declines resulted from the significant increase in newsprint costs which exceeded revenue gains on a comparable basis.
  Increasing newsprint prices added approximately $7.3 million to newsprint expense ($4.1 million after giving effect to the St. Louis Agency adjustment and excluding PCN from 1994) for the first six months of 1995. Further, the Company has been notified by its newsprint suppliers of their intention to implement an additional newsprint price increase on September 1, 1995. If this additional announced price increase becomes effective, the Company estimates that its average newsprint cost per metric ton for the second half of 1995 will be approximately $735 (assuming no further price increases) compared to $470 for the second half of 1994. Based on an estimated usage of approximately 46,000 metric tons, newsprint expense is expected to increase in the second half of 1995 by approximately $12.2 million ($6.8 million after giving effect to the St. Louis Agency adjustment and excluding PCN from 1994). No assurance, however, can be given that the estimated newsprint cost increase for second half of 1995 will be as projected, and the actual cost increase may be higher or lower. For the full year of 1994, the Company's newsprint cost, after giving effect to the St. Louis Agency adjustment and excluding PCN, was approximately $22.8 million.


BROADCASTING

  Broadcasting operating revenues for the second quarter and first six months of 1995 increased 16.2 percent and 15.3 percent over the comparable 1994 periods. Local spot advertising increased 11.8 percent and 9 percent, respectively, for the second quarter and first six months of 1995, and national spot advertising increased 9.9 percent and 10.7 percent, respectively, for the second quarter and six-month period. In addition, network compensation revenue increased $2.6 million and $5 million, respectively, for the second quarter and first six months of 1995. The significant gains in network compensation reflect the impact of new ten-year network affiliation agreements executed in early 1995. For the full year of 1995, the new agreements are expected to add approximately $10.5 million to the Company's annual network compensation revenue. The Company anticipates, however, that approximately $2 million of this revenue increase will be invested back into its stations to strengthen their local news operations. These costs will be reflected in the ongoing annual expenses of the broadcasting operations.
  Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the second quarter and first six months of 1995 increased 3.1 percent and 3 percent, respectively, compared to the prior year periods. Major increases in comparable expenses were overall personnel costs ($1.1 million - second quarter and $1.6 million - year to date) and promotion expense ($208,000 - second quarter and $605,000 - year to date). Partially offsetting these increases were declines in depreciation and amortization ($361,000 - second quarter and $704,000 - year to date) and programming rights expense ($344,000 - second quarter and $653,000 - year to date).
  Operating income from the broadcasting segment in the 1995 second quarter increased 48.7 percent to $19.8 million from $13.3 million and in the first six months increased 55.4 percent to $31.1 million from $20 million. The increases for both periods resulted from a combination of increased advertising revenues and higher network compensation.

  The Company's current indications of broadcast advertising demand for the second half of 1995 are positive. However, year-over-year comparisons for the second half of 1995 will be impacted by the significant political advertising revenue in the prior year period. In the third and fourth quarters of 1994, broadcasting revenues included $1.8 million and $4.5 million of political advertising, respectively.


LIQUIDITY AND CAPITAL RESOURCES

  Outstanding debt, inclusive of the short-term portion of long-term debt, as of June 30, 1995, was $128.8 million, compared with $143 million at December 31, 1994. The decrease since the prior year end reflects a scheduled repayment of $14.3 million under the Company's Senior Note Agreement maturing in 1997.
  As of June 30, 1995, the Company's long-term borrowings consisted of $128.8 million of fixed-rate senior notes with The Prudential Insurance Company of America.
  The Company's Senior Note Agreements require it to maintain certain financial ratios, place restrictions on the payment of dividends and prohibit new borrowings, except as permitted thereunder.
  As of June 30, 1995, commitments for capital expenditures were approximately $16.1 million, relating to normal capital equipment replacements and a portion of the costs for new facilities for television station WDSU in New Orleans and the radio operations in Phoenix. Capital expenditures to be made in fiscal 1995 are estimated to be approximately $27 million, of which approximately $11.2 million represents the amount to substantially complete the building projects in New Orleans and Phoenix. Commitments for film contracts and license fees as of June 30, 1995 were approximately $30.6 million. In addition, as of June 30, 1995, the Company had capital contribution commitments of approximately $6.9 million related to investments in two limited partnerships.

  At June 30, 1995, the Company had working capital of $104.1 million and a current ratio of 2.91 to 1. This compares to working capital of $96.7 million and a current ratio of 2.55 to 1 at December 31, 1994.
  The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, film contract and license fees, limited partnership contribution commitments, working capital requirements, debt installments and dividend payments.

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  (a)  The Annual Meeting of Stockholders was held on April 20 1995.

  (b)  The following directors were reelected at the Annual Meeting of
       Stockholders:

       David E. Moore
       Ken J. Elkins
       Nicholas G. Penniman IV

       The following directors continued their term of office after the Annual Meeting of Stockholders:

       Michael E. Pulitzer
       Ronald H. Ridgway
       Peter J. Repetti
       Emily Rauh Pulitzer
       Alice B. Hayes
       James M. Snowden, Jr.

  (c) The following nominees for election as director received the votes indicated:

                                             For        Withheld      Abstain
                                             ---        --------      -------
       David E. Moore                      122,106,912      0         187,741
       Ken J. Elkins                       122,272,744      0          18,909
       Nicholas G. Penniman IV             122,272,230      0          19,423

       The amendment to the Pulitzer Publishing Company 1994 Stock Option Plan was approved by the vote indicated:

       For:                                120,799,471
       Against:                              1,403,809
       Broker non-votes:                             0
       Abstain:                                 88,373

       The selection of Deloitte & Touche as the Company's independent auditors was approved by the vote indicated:

       For:                                122,280,545
       Against:                                  3,414
       Broker non-votes:                             0
       Abstain:                                  7,694

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


  (a) The following exhibit is incorporated herein by reference to Exhibit A of the Company's definitive Proxy Statement used in connection with the 1995 Annual Meeting of Stockholders:

       10.1   Amendment to the Pulitzer Publishing Company 1994 Stock Option
              Plan

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


                                        PULITZER PUBLISHING COMPANY
                                                  (Registrant)


Date:  August 8, 1995                             /s/  Ronald H. Ridgway
                                             ----------------------------------
                                                  (Ronald H. Ridgway)
                                        Director; Senior Vice-President-Finance
                                            (on behalf of the Registrant and
                                             as principal financial officer)

                                 EXHIBIT INDEX



EXHIBIT NUMBER               TITLE OR DESCRIPTION                 LOCATION

      27                     Financial Data Schedule               Page 20