Form 10-Q
period 1995-09-30
PULITZER PUBLISHING CO
filed 1995-11-07
CIK 805357

 ==========================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ------------------------------

                                  FORM 10-Q

          (Mark One)

          /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended SEPTEMBER 30, 1995
                                      OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For the transition period from__________________to_________________

                        COMMISSION FILE NUMBER 1-9329
                       ------------------------------


                          PULITZER PUBLISHING COMPANY
             (Exact name of registrant as specified in its charter)
                       ------------------------------


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

                                   NO CHANGES
  (Former name, former address and former fiscal year, if changed since last report)
                       ------------------------------


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

                       ------------------------------


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                               OUTSTANDING 10/31/95
        ----------------------                       ----------------------
             COMMON STOCK                                   4,609,073
         CLASS B COMMON STOCK                              11,774,207

 ==========================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------------

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                              Third Quarter Ended        Three Quarters Ended
                                                                 September 30,               September 30,
                                                               ------------------         --------------------
                                                                 1995       1994            1995       1994
                                                               --------  ---------        --------   ---------
                                                                   (Unaudited)                (Unaudited)
OPERATING REVENUES - NET:
  Publishing:
    Advertising                                                 $39,629    $44,152        $117,940    $131,452
    Circulation                                                  18,468     19,131          56,057      58,600
    Other                                                         7,223     11,016          21,981      32,921
  Broadcasting                                                   46,287     42,645         144,778     128,092
                                                                -------    -------        --------    --------
              Total operating revenues                          111,607    116,944         340,756     351,065
                                                                -------    -------        --------    --------
OPERATING EXPENSES:
  Publishing operations                                          31,380     31,651          90,972      94,618
  Broadcasting operations                                        15,709     15,219          46,958      45,587
  Selling, general and administrative                            38,228     42,378         114,448     128,759
  St. Louis Agency adjustment                                     2,079      3,452           8,769      10,404
  Depreciation and amortization                                   6,803      7,604          20,234      22,746
                                                                -------    -------        --------    --------
              Total operating expenses                           94,199    100,304         281,381     302,114
                                                                -------    -------        --------    --------

  Operating income                                               17,408     16,640          59,375      48,951
                                                                -------    -------        --------    --------

  Interest income                                                 1,253        514           3,724       1,321
  Interest expense                                               (2,400)    (2,682)         (7,605)     (9,082)
  Equity in net loss of joint ventures                             (408)      (128)         (1,081)       (330)
  Net other expense                                                 (83)      (219)           (574)       (710)
                                                                -------    -------        --------    --------

INCOME BEFORE PROVISION FOR INCOME
  TAXES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                 15,770     14,125          53,839      40,150

PROVISION FOR INCOME TAXES                                        6,073      5,771          20,973      16,413
                                                                -------    -------        --------    --------
INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                               9,697      8,354          32,866      23,737

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF
  APPLICABLE INCOME TAXES                                                                                 (719)
                                                                -------    -------        --------    --------

NET INCOME                                                       $9,697     $8,354         $32,866     $23,018
                                                                =======    =======        ========    ========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME (CONTINUED)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                                Third Quarter Ended       Three Quarters Ended
                                                                   September 30,              September 30,
                                                                ---------------------    ----------------------

                                                                   1995       1994          1995         1994
                                                                ---------  ----------    ----------   ---------
                                                                    (Unaudited)               (Unaudited)
EARNINGS PER SHARE OF STOCK
  (COMMON AND CLASS B COMMON):
  Income before cumulative effect of
    change in accounting principle                                $0.59     $0.51          $2.01          $1.46
  Cumulative effect of change in
    accounting principle                                                                                  (0.04)
                                                                 ------    ------         ------         ------

            Total                                                 $0.59     $0.51          $2.01          $1.42
                                                                 ======    ======         ======         ======


WEIGHTED AVERAGE NUMBER OF
  SHARES (COMMON AND CLASS B
  COMMON STOCK OUTSTANDING)                                      16,378    16,249         16,339         16,235
                                                                 ======    ======         ======         ======


See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS  OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS)

                                                                                 Sept. 30,         Dec. 31,
                                                                                    1995            1994
                                                                               -------------    --------------
                                                                                (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                          $85,760           $77,084
  Trade accounts receivable (less allowance for doubtful
    accounts of  $2,365 and $2,135)                                                   62,186            62,943
  Inventory                                                                            3,271             3,069
  Prepaid expenses and other                                                           6,370             6,783
  Program rights                                                                      11,063             9,263
                                                                               -------------    --------------

              Total current assets                                                   168,650           159,142
                                                                               -------------    --------------

PROPERTIES:
  Land                                                                                11,603            11,261
  Buildings                                                                           60,158            58,795
  Machinery and equipment                                                            168,484           161,305
  Construction in progress                                                            10,909             4,444
                                                                               -------------    --------------
              Total                                                                  251,154           235,805
  Less accumulated depreciation                                                      133,913           119,911
                                                                               -------------    --------------

              Properties - net                                                       117,241           115,894
                                                                               -------------    --------------
INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of applicable amortization                                 119,636           125,415
  Receivable from The Herald Company                                                  44,205            44,059
  Program rights, long-term portion                                                    3,134             1,997
  Other                                                                               26,183            21,805
                                                                               -------------    --------------

              Total intangible and other assets                                      193,158           193,276
                                                                               -------------    --------------

                   TOTAL                                                            $479,049          $468,312
                                                                               =============    ==============


See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 Sept. 30,         Dec. 31,
                                                                                   1995             1994
                                                                               -------------    --------------
                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                             $13,669           $14,458
  Current portion of long-term debt                                                   14,250            14,250
  Salaries, wages and commissions                                                     11,297            11,541
  Income taxes payable                                                                 1,621             6,331
  Program contracts payable                                                           11,956             8,864
  Interest payable                                                                     2,124             3,480
  Pension obligations                                                                  2,975             2,827
  Other                                                                                4,417               662
                                                                               -------------    --------------
              Total current liabilities                                               62,309            62,413
                                                                               -------------    --------------

LONG-TERM DEBT                                                                       114,500           128,750
                                                                               -------------    --------------

PROGRAM CONTRACTS PAYABLE                                                              2,039             2,109
                                                                               -------------    --------------

PENSION OBLIGATIONS                                                                   21,861            23,593
                                                                               -------------    --------------

POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                                 93,031            91,966
                                                                               -------------    --------------

OTHER LONG-TERM LIABILITIES                                                            4,044             4,462
                                                                               -------------    --------------

STOCKHOLDERS' EQUITY :
  Preferred stock, $.01 par value; 25,000,000 shares
    authorized; issued and outstanding - none
  Common stock, $.01 par value; 100,000,000 shares authorized;
    issued - 4,620,771 in 1995 and 4,444,099 in 1994                                      46                44
  Class B common stock, convertible, $.01 par value; 50,000,000 shares authorized; issued - 20,549,845 in 1995 and
    20,608,832 in 1994                                                                   206               182
  Additional paid-in capital                                                         124,484           122,094
  Retained earnings                                                                  244,359           220,322
                                                                               -------------    --------------
              Total                                                                  369,095           342,642
  Treasury stock - at cost; 16,591 and 11,462 shares of common stock in 1995 and 1994, respectively, and 8,775,638 shares of
    Class B common stock in 1995 and 1994                                           (187,830)         (187,623)
                                                                               -------------    --------------
              Total stockholders' equity                                             181,265           155,019
                                                                               -------------    --------------


                   TOTAL                                                            $479,049          $468,312
                                                                               =============    ==============

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)

                                                                                      Three Quarters Ended
                                                                                        September 30,
                                                                                   -------------------------
                                                                                      1995           1994
                                                                                   ------------    ---------
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                            $32,866      $23,018
  Adjustments to reconcile net income to net cash provided by operating activities:
    Non-cash items:
      Cumulative effect of change in accounting principle, net of
           applicable income taxes                                                                       719
      Equity in net loss of joint ventures                                                1,081          330
      Depreciation                                                                       14,340       15,298
      Amortization of intangibles                                                         5,894        7,448
      Incremental increase in postretirement and postemployment
          benefit obligations                                                             1,065        2,304
      Changes in assets and liabilities which provided (used) cash:
          Trade accounts receivable                                                         757        1,514
          Inventory                                                                        (202)       2,093
          Other assets                                                                   (4,358)          63
          Trade accounts payable and other liabilities                                   (2,849)       3,221
          Income taxes payable                                                           (4,710)      (3,746)
          Program rights - net of contracts payable                                          85          149
                                                                                   ------------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                43,969       52,411
                                                                                   ------------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                  (15,986)      (8,976)
  Investment in joint venture                                                                         (3,000)
  Investment in limited partnerships                                                     (2,512)
  Decrease in notes receivable                                                            1,862           18
                                                                                   ------------    ---------
NET CASH USED IN INVESTING ACTIVITIES                                                   (16,636)     (11,958)
                                                                                   ------------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on long-term debt                                                          (14,250)     (30,306)
  Dividends paid                                                                         (6,614)      (5,648)
  Proceeds from exercise of stock options                                                 2,414          602
  Purchase of treasury stock                                                               (207)
                                                                                   ------------    ---------
NET CASH USED IN FINANCING ACTIVITIES                                                   (18,657)     (35,352)
                                                                                   ------------    ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 8,676        5,101

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                           77,084       34,970
                                                                                   ------------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $85,760      $40,071
                                                                                   ============    =========


See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.   ACCOUNTING POLICIES

Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments except for the cumulative effect adjustment discussed in Note 3, necessary to present fairly Pulitzer Publishing Company's financial position as of September 30, 1995 and the results of operations and cash flows for the nine-month periods ended September 30, 1995 and 1994. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

2.   DIVIDENDS

In the first quarter of 1994, two dividends of $0.115 per share were declared, payable on February 1, 1994 and May 2, 1994. In the second quarter of 1994, a dividend of $0.115 per share was declared, payable on August 1, 1994. In the third quarter of 1994, a dividend of $0.115 per share was declared, payable on November 1, 1994. In the first quarter of 1995, two dividends of $0.135 per share were declared, payable on February 1, 1995 and May 1, 1995. In the second quarter of 1995, a dividend of $0.135 per share was declared, payable on August 1, 1995. In the third quarter of 1995, a dividend of $0.135 per share was declared, payable on November 1, 1995.

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

3.   POSTEMPLOYMENT BENEFITS

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits ("SFAS 112"), to account for certain disability benefits at the St. Louis Post-Dispatch. SFAS 112 requires that the cost of these benefits provided to former employees prior to retirement be recognized on the accrual basis

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


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


4.   BUSINESS SEGMENTS

The Company's operations are divided into two business segments, publishing and broadcasting. The following is a summary of operating data by segment (in thousands):

                                                 Third Quarter Ended         Three Quarters Ended
                                                    September 30,                 September 30,
                                                 -------------------          --------------------
                                                   1995      1994               1995       1994
                                                 --------  ---------          --------   ---------
                                                     (Unaudited)                  (Unaudited)
Operating revenues:
  Publishing (a)                                  $65,320    $74,299          $195,978    $222,973
  Broadcasting                                     46,287     42,645           144,778     128,092
                                                 --------  ---------          --------   ---------
         Total                                   $111,607   $116,944          $340,756    $351,065
                                                 ========  =========          ========   =========
Operating income (loss):
   Publishing (a)                                  $5,485     $7,308           $18,453     $21,548
   Broadcasting                                    13,079     10,298            44,210      30,327
   Corporate                                       (1,156)      (966)           (3,288)     (2,924)
                                                 --------  ---------          --------   ---------
         Total                                    $17,408    $16,640           $59,375     $48,951
                                                 ========  =========          ========   =========

Depreciation and amortization:
   Publishing (a)                                  $1,052     $1,541            $3,110      $4,606
   Broadcasting                                     5,751      6,063            17,124      18,140
                                                 --------  ---------          --------   ---------
         Total                                     $6,803     $7,604           $20,234     $22,746
                                                 ========  =========          ========   =========
Operating margins
   (Operating income to revenues):
    Publishing (a) (b)                              11.6%      14.5%             13.9%       14.3%
    Broadcasting                                    28.3%      24.1%             30.5%       23.7%


(a) Publishing operations for 1994 include the results of Pulitzer Community Newspapers, Inc., which was sold on December 22, 1994.

(b) Operating margins for publishing stated with St. Louis Agency adjustment added back to publishing operating income.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

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


CONSOLIDATED

         Operating revenues for the third quarter and first nine months of 1995 decreased 4.6 percent and 2.9 percent, respectively, compared with the corresponding periods in the preceding year. Revenue comparisons were affected by the sale of Pulitzer Community Newspapers, Inc. ("PCN") on December 22, 1994. The 1994 third quarter and first nine months included the results of PCN, but due to the sale in December 1994, no amounts for PCN were included in the 1995 periods. On a comparable basis (i.e., excluding PCN from 1994), consolidated revenues increased 6.7 percent and 8.2 percent for the third quarter and first nine months of 1995, respectively. The increases reflected gains in both broadcasting and publishing revenues.

         Operating expenses, excluding the St. Louis Agency adjustment, for the third quarter and first nine months of 1995 decreased 4.9 percent and 6.5 percent, respectively, compared with the corresponding periods in the prior year. On a comparable basis, excluding PCN from 1994, operating expenses increased 8.1 percent and 6.2 percent for the third quarter and first nine months of 1995, respectively. These increases were primarily attributable to increased newsprint costs ($4.4 million - third quarter and $11.7 million - year to date), higher overall personnel costs ($1.6 million - year to date), increased promotion expense ($905,000 - third quarter and $2 million - year to date) and the reversal in the prior year period of an accrual due to the settlement of a sales tax issue ($437,000 - third quarter and year to date). Expense increases were partially offset by lower depreciation and amortization ($304,000 - third quarter and $1 million - year to date), lower programming rights expense ($367,000 - third quarter and $1 million - year to date) and lower overall personnel costs ($358,000 - third quarter).

         Operating income in the 1995 third quarter and first nine months increased to $17.4 million (4.6 percent) and $59.4 million (21.3 percent), respectively. On a comparable basis, excluding PCN from 1994, operating income increased 8.9 percent and 24.1 percent for the third quarter and first nine months of 1995, respectively. The 1995 increases reflected improvements in the broadcasting segment's operating income, resulting from increased revenues.

         Interest expense decreased $282,000 in the 1995 third quarter and $1.5 million in the first nine months due to lower debt levels. The Company's average debt level for the third quarter and the first nine months of 1995 decreased to $128.8 million and $134.9 million from $153.7 million and $164.8 million in the respective periods of the prior year. The Company's average interest rate for the 1995 third quarter was unchanged from the prior year quarter at 7.5 percent while the average rate for the first nine months of 1995 increased slightly to 7.5 percent from 7.4 percent in the prior year nine-month period. The increase in the 1995 year to date average interest rate resulted from the repayment and elimination of lower variable rate borrowings in the fourth quarter of 1994. Interest income for the third quarter and first nine months of 1995 increased $739,000 and $2.4 million, respectively, due to both a higher average balance of invested funds and higher short-term interest rates.

         The effective income tax rate for the third quarter and the first nine months of 1995 decreased to 38.5 percent and 39 percent, respectively, from
40.9 percent in the both the prior year third quarter and nine-month periods. The lower rates in 1995 reflected the

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

         As discussed in Note 3 to the interim financial statements, effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits ("SFAS 112"), and recorded its initial liability thereunder, resulting in a one-time after-tax charge of $719,000. After recording the one-time charge, the Company's ongoing expense under SFAS 112 does not differ significantly from the prior pay-as-you-go basis.

         Net income in the 1995 third quarter increased 16.1 percent to $9.7 million, or $0.59 per share, from $8.4 million, or $0.51 per share, in the third quarter of 1994. Net income for the first nine months of 1995 increased
42.8 percent to $32.9 million, or $2.01 per share, from $23 million, or $1.42 per share, a year ago. The first nine months of 1994 included the non-recurring SFAS 112 charge of $719,000, or $0.04 per share. Excluding the non-recurring charge from 1994, net income for the first nine months of 1995 increased 38.5 percent. The gain in net income reflected an improvement in the broadcasting segment's operating profits and a reduction in interest expense. The sale of PCN had no effect on the net income comparisons because earnings provided by PCN in 1994 were offset in 1995 by the after-tax investment income generated by the sale proceeds.


PUBLISHING

         Operating revenues from the Company's publishing segment for both the third quarter and first nine months of 1995 decreased 12.1 percent, compared with the corresponding periods of the prior year. On a comparable basis, excluding PCN from 1994, publishing revenues increased 5.4 percent and 4.9 percent, respectively, for the

1995 third quarter and first nine months. These increases reflected higher advertising revenues, particularly classified, at both newspaper properties.

         Newspaper advertising revenues, on a comparable basis, increased $2.3 million (6.3 percent) in the 1995 third quarter and $6.7 million (6 percent) in the first nine months of 1995. The current year increases resulted from both higher average rates ($1.5 million - third quarter and $5.6 million - year to date) and higher advertising volume ($834,000 - third quarter and $1.1 million
- year to date). In the first quarter of 1995, both the St. Louis Post-Dispatch ("Post-Dispatch") and The Arizona Daily Star ("Star") implemented rate increases for most advertising categories, ranging from 4 percent to 6 percent and 6 percent to 8 percent, respectively.

         Circulation revenues, on a comparable basis, increased $658,000 (3.7 percent) for the 1995 third quarter and $1.5 million (2.7 percent) for the first nine months of 1995. The current year increases resulted from circulation price increases ($1.2 million - third quarter and $3.1 million - year to date) which were partially offset by average circulation decreases ($590,608 - third quarter and $1.6 million - year to date). Average daily and Sunday circulation of the Post-Dispatch for the third quarter of 1995 was 315,827 and 534,864 compared to 329,245 and 543,751 for the corresponding 1994 period, decreases of 4.1 percent and 1.6 percent, respectively. Effective February 5, 1995, the home-delivered price of the Sunday Post-Dispatch was increased $1.00 per month. In addition, the home-delivered price of the daily Star was increased $0.80 per month, effective March 27, 1995.

         Operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the publishing segment, excluding the St. Louis Agency adjustment, decreased 9.1 percent and 11.7 percent, respectively, for the third quarter and first nine months of 1995. On a comparable basis, excluding PCN from 1994, operating expenses increased 11.3 percent and 8.2 percent, respectively, for the third quarter and first nine months of 1995. The higher expenses, on a comparable basis, resulted primarily from increased newsprint cost ($4.4 million - third quarter and $11.7 million - year to date), reflecting the impact of significant newsprint price increases, and increased promotion expense ($891,000 - third quarter and $1.4 million - year to date).

Expense increases were partially offset by lower overall personnel costs ($790,000 - third quarter and $340,000 - year to date), primarily due to lower postretirement benefit cost.

         Operating income from the Company's publishing activities in the 1995 third quarter decreased 24.9 percent to $5.5 million from $7.3 million and in the first nine months decreased 14.4 percent to $18.5 million from $21.5 million. On a comparable basis, excluding PCN from 1994, operating income from the publishing segment decreased 17.6 percent and 9.7 percent, respectively, for the third quarter and first nine months of 1995. The declines resulted from the significant increase in newsprint costs which exceeded revenue gains on a comparable basis.

         Increasing newsprint prices added approximately $11.7 million to newsprint expense ($6.5 million after giving effect to the St. Louis Agency adjustment and excluding PCN from 1994) for the first nine months of 1995. The most recent price increase on September 1, 1995 will further increase the Company's average newsprint cost per ton in the fourth quarter of 1995. Assuming no further price increases, the Company currently estimates that its fourth quarter newsprint expense will increase by approximately $5.6 million ($3.3 million after giving effect to the St. Louis Agency adjustment and excluding PCN from 1994). No assurance, however, can be given that the estimated newsprint cost increase for the 1995 fourth quarter will be as projected, and the actual cost increase may be higher or lower. For the full year of 1994, the Company's newsprint cost, after giving effect to the St. Louis Agency adjustment and excluding PCN, was approximately $22.8 million.


BROADCASTING

         Broadcasting operating revenues for the third quarter and first nine months of 1995 increased 8.5 percent and 13 percent over the comparable 1994 periods. Local spot advertising increased 3.8 percent and 7.3 percent, respectively, for the third quarter and first nine months of 1995, and national spot advertising increased 1.6 percent and 7.6 percent, respectively, for the third quarter and nine-month period. In addition, network compensation revenue increased $2.6 million and $7.6 million, respectively, for the third quarter and first nine months of 1995. The significant gains in network compensation reflected the impact of new ten-year network affiliation agreements executed in early 1995. For the full year of 1995, the new agreements are expected to add approximately $10.5 million to the Company's annual network compensation revenue. The Company anticipates, however, that approximately $2 million of this revenue increase will be invested back into its stations to strengthen their local news operations. These costs will be reflected in the ongoing annual expenses of the broadcasting operations.

         The lower rates of advertising revenue growth in the 1995 third quarter (2.7 percent blended rate for local and national spot advertising) compared to the first half of the year (9.8 percent) reflected a $1.3 million decrease in political advertising and a slowdown in the percentage increase of automotive advertising to 7.4 percent compared with 20.2 percent in the first six months. The 1995 fourth quarter advertising revenue comparisons are expected to be impacted by political advertising of $4.5 million in the prior year period.

         Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the third quarter and first nine months of 1995 increased 2.7 percent and 2.9 percent, respectively, compared to the prior year periods. Major increases in comparable expenses were overall personnel costs ($532,000 - third quarter and $2.2 million - year to date) and promotion expense ($619,000 - year to date). Also contributing to the current year expense increases was the prior year reversal of an accrual due to the settlement of a sales tax issue ($437,000 - third quarter and year to date). Partially offsetting these increases were declines in depreciation and amortization ($312,000 - third quarter and $1 million - year to date) and programming rights expense ($367,000 - third quarter and $1 million - year to date).

         Operating income from the broadcasting segment in the 1995 third quarter increased 27 percent to $13.1 million from $10.3 million and in the first nine months increased 45.8 percent to $44.2 million from $30.3 million. The increases for both periods resulted from a combination of increased advertising revenues and higher network compensation.


LIQUIDITY AND CAPITAL RESOURCES

         Outstanding debt, inclusive of the short-term portion of long-term debt, as of September 30, 1995, was $128.8 million, compared with $143 million at December 31, 1994. The decrease since the prior year end reflected a scheduled repayment of $14.3 million under the Company's Senior Note Agreement maturing in 1997.

         As of September 30, 1995, the Company's long-term borrowings consisted of $128.8 million of fixed-rate senior notes with The Prudential Insurance Company of America.

         The Company's Senior Note Agreements require it to maintain certain financial ratios, place restrictions on the payment of dividends and prohibit new borrowings, except as permitted thereunder.

         As of September 30, 1995, commitments for capital expenditures were approximately $12.2 million, relating to normal capital equipment replacements and a portion of the costs for new facilities for television station WDSU in New Orleans and the radio operations in Phoenix. Capital expenditures to be made in fiscal 1995 are estimated to be approximately $25 million, of which approximately $11.2 million represents the amount to substantially complete the building projects in New Orleans and Phoenix. Commitments for film contracts and license fees as of September 30, 1995 were approximately $21.9 million. In addition, as of September 30, 1995, the Company had capital contribution commitments of approximately $6.9 million related to investments in two limited partnerships.

         At September 30, 1995, the Company had working capital of $106.3 million and a current ratio of 2.71 to 1. This compares to working capital of $96.7 million and a current ratio of 2.55 to 1 at December 31, 1994.

         The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, film contract and license fees, limited partnership contribution commitments, working capital requirements, debt installments and dividend payments.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

         (a)     Exhibit Number 27 -- Financial Data Schedule

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter for which this report was filed.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PULITZER PUBLISHING COMPANY
                                                      (Registrant)


Date:  November 7, 1995                         /s/  Ronald H. Ridgway
                                            --------------------------------
                                                  (Ronald H. Ridgway)
                                        Director; Senior Vice-President-Finance
                                            (on behalf of the Registrant and
                                             as principal financial officer)

                                 EXHIBIT INDEX



EXHIBIT NUMBER                  TITLE OR DESCRIPTION                    LOCATION

     27                        Financial Data Schedule                   Page 19