Form 10-K405
period 1995-12-31
PULITZER PUBLISHING CO
filed 1996-03-26
CIK 805357

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
                           -------------------------

(MARK ONE)
    /X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995 OR

    / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER 1-9329

                           -------------------------
                          PULITZER PUBLISHING COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                           -------------------------

                   DELAWARE                                     430496290
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                    Identification Number)

                           900 NORTH TUCKER BOULEVARD
                           ST. LOUIS, MISSOURI 63101
                    (Address of principal executive offices)

                                 (314) 340-8000
              (Registrant's telephone number, including area code)

                           -------------------------

   Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share -- New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
                           -------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X         No
                                -----          -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $235,134,621 as of the close of business on March 20, 1996.

     The number of shares of Common Stock, $.01 par value, outstanding as of March 20, 1996 was 4,736,331.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on April 24, 1996 are incorporated by reference into Part III of this Report.

     The registrant's fiscal year ends on the last Sunday of December in each year. For ease of presentation, the registrant has used December 31 as the fiscal year-end in this Annual Report. Except as otherwise stated, the information in this Report on Form 10-K is as of December 31, 1995.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The following table sets forth certain historical financial information regarding the Company's two business segments, publishing and broadcasting, for the periods and at the dates indicated. The publishing segment includes amounts from Pulitzer Community Newspapers ("PCN") prior to its disposition on December 22, 1994. (See "-- Publishing -- Chicago Publications.") The broadcasting segment includes amounts from WESH-TV and KCCI-TV following their respective acquisitions on June 30, 1993 and September 9, 1993.

                                                             YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                 1995       1994       1993       1992       1991
                                               --------   --------   --------   --------   --------
                                                                  (IN THOUSANDS)
Operating revenues -- net:
  Publishing.................................. $269,388   $304,779   $290,146   $285,004   $284,353
  Broadcasting................................  202,939    180,800    136,839    113,369    109,019
                                               --------   --------   --------   --------   --------
  Total....................................... $472,327   $485,579   $426,985   $398,373   $393,372
                                               ========   ========   ========   ========   ========
Operating income (loss):
  Publishing.................................. $ 25,393   $ 30,486   $ 23,702   $ 18,179   $  9,041
  Broadcasting................................   65,939     47,963     27,947     23,311     17,793
  Corporate...................................   (4,666)    (3,871)    (3,692)    (4,856)    (3,424)
                                               --------   --------   --------   --------   --------
  Total....................................... $ 86,666   $ 74,578   $ 47,957   $ 36,634   $ 23,410
                                               ========   ========   ========   ========   ========
Depreciation and amortization:
  Publishing.................................. $  4,307   $  6,128   $  6,938   $  8,174   $ 12,322
  Broadcasting................................   22,843     24,358     16,854     10,695     11,451
                                               --------   --------   --------   --------   --------
  Total....................................... $ 27,150   $ 30,486   $ 23,792   $ 18,869   $ 23,773
                                               ========   ========   ========   ========   ========
Operating margins (operating income to
  revenues)
  Publishing(1)...............................    14.1%      14.8%      11.8%      10.5%       5.7%
  Broadcasting................................    32.5%      26.5%      20.4%      20.6%      16.3%
Assets:
  Publishing.................................. $141,441   $136,818   $156,398   $139,694   $101,842
  Broadcasting................................  253,252    254,410    270,250    120,380    121,629
  Corporate...................................  100,380     77,084     34,970     29,914     20,476
                                               --------   --------   --------   --------   --------
  Total....................................... $495,073   $468,312   $461,618   $289,988   $243,947
                                               ========   ========   ========   ========   ========

-------------------------
(1) Operating margins for publishing are stated with St. Louis Agency adjustment (which is recorded as an operating expense for financial reporting purposes) added back to publishing operating income. See "-- Publishing -- Agency Agreements."

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

     In addition to internal growth, Pulitzer selectively acquires media properties which the Company believes are consistent with its operating strategy and present attractive investment opportunities. Although the Company has no agreements to acquire additional properties, management believes that the Company's strong cash flow and conservative capital structure, among other reasons, will enable the Company to pursue additional acquisitions as opportunities arise.

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

     The Company publishes two major metropolitan daily newspapers, the St. Louis Post-Dispatch and The Arizona Daily Star. Both daily newspapers have weekly total market coverage sections to provide advertisers with market saturation. In addition, both newspapers also offer an electronic news, information and communication web site on the Internet. Full access to these "electronic publication" web sites, as well as full Internet access, is provided on a subscription basis. The Star's service, StarNet, began operations in May, 1995 and had grown to approximately 4,000 subscribers by December 31, 1995. The service provided by the Post-Dispatch, POSTnet, started in January 1996.

     The Company's publishing revenues are derived primarily from advertising and circulation, averaging approximately 86 percent of total publishing revenue over the last five years. Advertising rates and rate structures and resulting revenues vary among publications based, among other things, on circulation, type of advertising,

-------------------------

* Pulitzer Prizes are awarded annually at Columbia University by the Pulitzer Prize Board, an independent entity affiliated with the Columbia University School of Journalism, founded by the first Joseph Pulitzer.

local market conditions and competition. The following table provides a breakdown of the Company's publishing revenues for the past five years (including PCN prior to its disposition on December 22, 1994).

                                                             YEARS ENDED DECEMBER 31,
                                                         --------------------------------
                                               1995        1994        1993        1992        1991
                                             --------    --------    --------    --------    --------
                                                                  (IN THOUSANDS)
Advertising:
  Retail..................................   $ 78,362    $ 88,450    $ 85,860    $ 86,846    $ 88,723
  General.................................      7,645       7,830       7,154       9,476       9,534
  Classified..............................     75,925      84,738      75,670      73,692      75,149
                                             --------    --------    --------    --------    --------
     Total................................    161,932     181,018     168,684     170,014     173,406
  Circulation.............................     76,349      77,941      78,661      77,713      73,430
  Other...................................     31,107      45,820      42,801      37,277      37,517
                                             --------    --------    --------    --------    --------
     Total................................   $269,388    $304,779    $290,146    $285,004    $284,353
                                             ========    ========    ========    ========    ========

ST. LOUIS POST-DISPATCH

     Founded in 1878 by the first Joseph Pulitzer, the Post-Dispatch has a long history of reporting and editorial excellence and innovation in newspaper publishing under the direction of the Pulitzer family. The Post-Dispatch is a morning daily and Sunday newspaper serving primarily the greater St. Louis metropolitan area. St. Louis is the sixteenth largest metropolitan statistical area in the United States (Source: Sales and Marketing Management). Based on Audit Bureau of Circulations ("ABC") Publisher's Statement and reports for the six-month period ended September 30, 1995, the market penetration (i.e., percentage of households reached) of the Post-Dispatch's daily and Sunday editions is seventh and fifth, respectively, in the United States among major metropolitan newspapers. The newsstand price is $0.50 for the daily paper and $1.25 for the Sunday edition.

     The Post-Dispatch operates under an Agency Agreement between the Company and The Herald Company, Inc. (the "Herald Company") pursuant to which the Company performs all activities relating to the day-to-day operations of the newspaper, but pursuant to which it must share one-half of the Agency's operating income or one-half of the Agency's operating loss with the Herald Company. The following table sets forth for the past five years certain circulation and advertising information for the Post-Dispatch and operating revenues for the St. Louis Agency, all of which are included in the Company's consolidated financial statements. See "-- Publishing -- Agency Agreements."

                                                             YEARS ENDED DECEMBER 31,
                                                         --------------------------------
                                               1995        1994        1993        1992        1991
                                             --------    --------    --------    --------    --------
Post-Dispatch:
  Circulation(1):
     Daily (including Saturday)...........    326,491     335,819     341,797     341,855     364,935
     Sunday...............................    546,745     555,488     564,761     566,095     573,237
  Advertising lineage (in thousands of
     inches):
     Retail...............................        880         912         913         873         878
     General..............................         75          75          62          87          91
     Classified...........................      1,057       1,039         977         921         963
                                             --------    --------    --------    --------    --------
       Total..............................      2,012       2,026       1,952       1,881       1,932
     Part run.............................        594         591         481         313         350
                                             --------    --------    --------    --------    --------
       Total inches.......................      2,606       2,617       2,433       2,194       2,282
                                             ========    ========    ========    ========    ========
  Operating revenues (in thousands):
     Advertising..........................   $130,600    $125,704    $116,951    $115,206    $115,266
     Circulation..........................     64,862      61,207      62,345      61,371      57,522
     Other(2).............................     24,404      23,490      22,387      20,754      19,829
                                             --------    --------    --------    --------    --------
       Total..............................   $219,866    $210,401    $201,683    $197,331    $192,617
                                             ========    ========    ========    ========    ========

-------------------------
(1) Amounts for 1995 based on Company records for the twelve-month period ended September 30, 1995. All other years based on ABC Publisher's Statement for the twelve-month period ended September 30.

(2) Primarily revenues from preprinted inserts.

     The Post-Dispatch has consistently been a leader in technological innovation in the newspaper industry. It was the first major metropolitan newspaper in the United States to be printed by the offset process. Currently, sophisticated computer systems are used for writing, editing, composing and producing the printing plates used in each edition. In the preparation of news and color sections, the Post-Dispatch utilizes a Scitex graphics system which automates the processing of film and color separations. This system is part of an ongoing project intended to give the Post-Dispatch the capability of full-page pagination. At presstime, a fiber optic link allows the Post-Dispatch to send full-page images and then print newspapers simultaneously in its downtown and suburban plants, thereby allowing it to deliver newspapers to suburban readers earlier in the morning. In the distribution process, certain sections of the newspaper as well as advertising supplements are handled using a sophisticated palletized inserting operation. This allows the Post-Dispatch to efficiently distribute into selected geographic areas as necessary. The Company's commitment to the ongoing enhancement of its operating systems has enabled the Post-Dispatch to offer a continually improving product to both readers and advertisers while also realizing substantial savings in labor cost. The Company believes the Post-Dispatch has adequate facilities to sustain up to a 35 percent increase in daily circulation without incurring significant capital expenditures.

     The Post-Dispatch is distributed primarily through independent home delivery carriers and single copy dealers. Home delivery accounted for approximately 75 percent of circulation for the daily Post-Dispatch and approximately 55 percent of circulation for the Sunday edition during 1995.

THE ARIZONA DAILY STAR

     Founded in 1877, the Star is published in Tucson, Arizona, by the Company's wholly-owned subsidiary, Star Publishing Company. The Star, a morning and Sunday newspaper, and the Tucson Citizen (the "Citizen"), an afternoon newspaper owned by Gannett Co., Inc. ("Gannett"), are southern Arizona's leading dailies. The Star and the Citizen are published through an agency operation (the "Tucson Agency") and have a combined weekday circulation of approximately 144,000. Tucson is currently the 73rd largest metropolitan statistical area in the country with a population of approximately 742,300 (Source: Sales and Marketing Management).

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

Star and the Citizen and the Company's share of the operating revenues of the Star and the Citizen for the past five years.

                                                               YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------------
                                                   1995       1994       1993       1992       1991
                                                  -------    -------    -------    -------    -------
Circulation(1):
     Star daily................................    97,133     98,050     96,926     94,496     91,661
     Citizen daily.............................    47,203     48,272     49,560     50,146     50,475
     Star Sunday...............................   179,430    179,652    175,321    170,500    166,657
Combined advertising (in thousands of inches):
  Full run (all zones)
     Retail....................................     1,565      1,565      1,675      1,750      1,616
     General...................................        49         50         45         42         60
     Classified................................     1,682      1,608      1,462      1,362      1,222
                                                  -------    -------    -------    -------    -------
       Total...................................     3,296      3,223      3,182      3,154      2,898
     Part run..................................       171        116         98        157        150
                                                  -------    -------    -------    -------    -------
       Total inches............................     3,467      3,339      3,280      3,311      3,048
                                                  =======    =======    =======    =======    =======
Operating revenues (in thousands):
     Advertising...............................   $31,332    $28,459    $25,562    $24,202    $23,569
     Circulation...............................    11,487     11,434     11,065     10,757     10,061
     Other(2)..................................     6,703      5,833      5,298      4,582      4,976
                                                  -------    -------    -------    -------    -------
       Total...................................   $49,522    $45,726    $41,925    $39,541    $38,606
                                                  =======    =======    =======    =======    =======

-------------------------
(1) Amounts for 1995 based on Company records for the 53 week period ended December 31. All other years based on ABC Publisher's Statement for the 52 week period ended December 31.

(2) Primarily revenues from preprinted inserts.

     In 1995, the Star's daily edition accounted for approximately 67 percent of the combined daily circulation of the Tucson Agency publications. The Star's daily and Sunday editions accounted for approximately 60 percent of the agency's total advertising linage.

     The Star and the Citizen are printed at TNI Partners' modern, computerized facility equipped with two, eight-unit Metro offset presses. Present inserter equipment enables the significant portion of daily home delivery supplements to be inserted on line at press speeds. In addition, the writing, editing and composing functions have been computerized, increasing efficiency and reducing workforce requirements.

     The newsstand prices of the daily editions of the Star and the Citizen are $0.50 and $0.35, respectively, and the newsstand price of the Sunday edition of the Star is $1.50. The Star and the Citizen are distributed by independent contractors.

CHICAGO PUBLICATIONS

     On December 22, 1994, the Company sold Pulitzer Community Newspapers, Inc., a wholly-owned subsidiary with operations in the Chicago area. Since 1986, PCN's primary operations consisted of the publication of a daily suburban newspaper, the Daily Southtown, and commercial printing services for several national and local newspapers. The sale of PCN completed the Company's exit from the Chicago area after having closed down and partially sold its weekly community newspaper business, Lerner Newspapers, in October 1992.

     The Company's 1994 consolidated and publishing segment operating results included substantially a full year of PCN operations. During 1994, advertising, preprints, circulation and contract printing accounted for approximately 55 percent, 4 percent, 11 percent and 28 percent, respectively, of PCN's total operating revenues of $48,652,000. The sale of PCN did not have a significant impact on the Company's 1995 earnings results.

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

     The consolidated financial statements of the Company include all the operating revenues and expenses of the St. Louis Agency. An agency adjustment is provided as an operating expense which reflects that portion of the operating income of the St. Louis Agency allocated to the Herald Company. Under the St. Louis Agency Agreement, for fiscal 1995, 1994, 1993, 1992 and 1991, the Company paid the Herald Company $12,502,000, $14,706,000, $10,660,000, $11,690,000 and
$7,290,000, respectively, in respect of the Herald Company's share of the operating income of the St. Louis Agency. As a result of such agency adjustment, the Company is, and during the term of the St. Louis Agency will continue to be, entitled to only half the profits (as defined) from the operations of the St. Louis Agency, the amount of which cannot be determined until the end of each fiscal year.

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

EMPLOYEE RELATIONS

     The Company has contracts with substantially all of its production unions related to the Post-Dispatch, with expiration dates ranging from February 1999 through September 2002. In addition, the Company has a multi-year contract with the St. Louis Newspaper Guild which expires in January 2003. All of the Post-Dispatch labor contracts contain no strike provisions.

     TNI Partners has a one-year contract, expiring December 31, 1996, with Tucson Graphic Communications Union Local No. 212, covering certain pressroom employees.

RAW MATERIALS

     The publishing segment's results are significantly impacted by the cost of newsprint which accounted for approximately 24 percent of the segment's total 1995 operating expenses. During 1995 (on a 52-week basis), the Company used approximately 81,700 metric tons of newsprint in its production process. The Company's recurring newsprint cost and metric tons of consumption for 1995, after giving effect to the St. Louis Agency adjustment, were approximately $31,500,000 and 46,700 metric tons, respectively. In the last five years, the Company's average cost per ton of newsprint has varied from a low of $445 per metric ton in 1992 to a high of $675 per metric ton in 1995. During 1995, newsprint prices increased steadily through the end of the third quarter, with prices since that time remaining in the range of $745 per metric ton.

     The Post-Dispatch obtains the newsprint necessary for its operations from six separate mills, three of which are located in Canada and three in the United States. The Post-Dispatch has guaranteed the future supply of certain volume levels through long-term agreements with three of its newsprint suppliers. The Company believes that the absence of long-term agreements with the remaining three newsprint suppliers will not affect the Company's ability to obtain newsprint at competitive prices.

     TNI Partners obtains the newsprint necessary for the Tucson Agency's operations pursuant to an arrangement with Gannett, the owner of the Citizen. Gannett purchases newsprint on behalf of TNI Partners under various contractual arrangements and agreements. Newsprint is also purchased on the spot market.

BROADCASTING

     The Company's broadcasting operations currently consist of the ownership and operation of eight network-affiliated VHF television stations, one network-affiliated UHF television station, two satellite network television stations rebroadcasting KOAT and one AM and one FM radio station. Pulitzer Broadcasting has traditionally focused on mid-sized television markets. The Company has diversified its revenues by purchasing properties in different geographic regions of the United States, thus insulating itself, somewhat, from regional economic downturns. The local management of each of the Company's broadcasting properties are partially compensated based on the cash flow performance of their respective stations. Senior management believes that the success of a local television station is driven by strong local news programming, and that the Company has developed a particular strength in local news programming. As is the case with all Company operations, there is major emphasis on cost control in the broadcasting segment.

TELEVISION

     The following table sets forth certain information concerning the television stations which the Company owns and the markets in which they operate.

                                                                                    COMMERCIAL
                                                    DMA-TV                           STATIONS               EXPIRATION
                                                  HOUSEHOLDS     DMA       LOCAL    OPERATING                DATE OF
                           CALL       NETWORK         IN       NATIONAL   MARKET        IN         DATE        FCC
   STATION AND MARKET     LETTERS   AFFILIATION   MARKET(1)    RANK(2)    RANK(3)   MARKET(3)    ACQUIRED    LICENSE
------------------------  -------   -----------   ----------   --------   -------   ----------   --------   ----------
VHF STATIONS(4):
Greenville/Spartanburg/
  Asheville, SC/NC......  WYFF      NBC             690,760       35         1           7        2/28/83    12/01/96
New Orleans, LA.........  WDSU      NBC             613,030       41         2           8       12/14/89     6/01/97
Harrisburg/Lancaster/
  Lebanon/York, PA......  WGAL      NBC             578,910       44         1           7        8/13/79     8/01/99
Greensboro/
  Winston-Salem/
  High Point, NC........  WXII      NBC             553,310       47         2           7        2/28/83    12/01/96
Daytona Beach/Orlando/
  Melbourne, FL.........  WESH      NBC             997,850       22         2          10        6/30/93     2/01/97
Albuquerque, NM(5)......  KOAT      ABC             552,940       48         1          12         6/1/69    10/01/98
Omaha, NE...............  KETV      ABC             360,760       75         1           5        4/15/76     6/01/98
Des Moines, IA..........  KCCI      CBS             369,410       72         1           4         9/9/93     2/01/98
UHF STATIONS(4):
Louisville, KY..........  WLKY      CBS             543,180       50         3           6        6/23/83     8/01/97

-------------------------
(1) Based upon the Designated Market Area ("DMA") for the station as reported in the November, 1995 Nielsen Station Index ("NSI"). DMA is a geographic area defined as all counties in which the local stations receive a preponderance of total viewing hours. DMA data is a primary factor in determining television advertising rates.

(2) National DMA rank for each market as reported in the November, 1995 NSI.

(3) Based on November, 1995 NSI audience estimates, 7:00am-1:00am, Sunday-Saturday. The number of commercial stations operating in market does not include public broadcasting stations, satellite stations or translators which rebroadcast signals from distant stations.

(4) VHF (very high frequency) stations transmit on channels 2 through 13, and UHF (ultra high frequency) stations transmit on channels 14 through 69. Technical factors, such as station power, antenna location and height and topography of the area served, determine geographic market served by a television station. In general, a UHF station requires greater power or antenna height to cover the same area as a VHF station.

(5) The Company is also the licensee of KOVT, a satellite TV station licensed to Silver City, New Mexico and the holder of a construction permit to build a satellite TV station, KOFT, in Gallup, New Mexico. On February 1, 1996, the FCC granted a Petition for Rule Making filed by Pulitzer requesting that the community of license of KOFT be changed from Gallup to Farmington, New Mexico. In 1993, the Company purchased the operating assets of KVIO, a satellite TV station licensed to Carlsbad, New Mexico. The call letters of KVIO were subsequently changed to KOCT.

     Average audience share, number of stations serving the market and market rank for each television station which the Company currently owns for the past five years are shown in the following table.

                                                        YEARS ENDED DECEMBER 31,
                 ------------------------------------------------------------------------------------------------------
                        1995                 1994                 1993                 1992                 1991
                 ------------------   ------------------   ------------------   ------------------   ------------------
                            STATIONS             STATIONS             STATIONS             STATIONS             STATIONS
                            SERVING              SERVING              SERVING              SERVING              SERVING
                            MARKET/              MARKET/              MARKET/              MARKET/              MARKET/
                 AVERAGE     LOCAL    AVERAGE     LOCAL    AVERAGE     LOCAL    AVERAGE     LOCAL    AVERAGE     LOCAL
                 AUDIENCE   MARKET    AUDIENCE   MARKET    AUDIENCE   MARKET    AUDIENCE   MARKET    AUDIENCE   MARKET
    STATION      SHARE(1)   RANK(2)   SHARE(1)   RANK(2)   SHARE(1)   RANK(2)   SHARE(1)   RANK(2)   SHARE(1)   RANK(2)
---------------- --------   -------   --------   -------   --------   -------   --------   -------   --------   -------
WYFF............     26%       7/1        27%       6/1        29%       6/2        30%       6/2        31%       6/1
WDSU............     21        8/2        20        6/2        21        5/2        23        5/2        24        5/2
WGAL............     37        7/1        36        7/1        36        7/1        35        6/1        36        6/1
WXII............     25        7/2        23        7/3        26        7/3        25        7/3        27        7/3
WESH(3).........     23       10/2        21       10/2        23        9/2        25        7/2        25        8/2
KOAT............     32       12/1        30       11/1        32       10/1        33       10/1        32       12/1
KETV............     31        5/1        27        4/1        29        4/1        29        4/1        31        4/1
KCCI(4).........     37        4/1        41        4/1        35        4/1        35        4/1        33        4/1
WLKY............     24        6/3        28        6/3        29        5/1        28        5/1        26        5/3

-------------------------
(1) Represents the number of television households tuned to a specific station 9:00am-Midnight, Sunday-Saturday, as a percentage of Station Total Households. Source: 1994-1995 data from February, May and November Nielsen Station Index ("NSI"). Schedules for 1991-1993 include both NSI and Arbitron Ratings Audience Estimates information. NOTE: The Arbitron Company ceased to provide local television market reports in 1994.

(2) Stations serving market and local market rank data for 1994-1995 based on November NSI. Schedules for 1991-1993 include both NSI and Arbitron Ratings Audience Estimates information.

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

                                                             YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------------
                                                1995        1994      1993(1)       1992       1991
                                              --------    --------    --------    --------    -------
                                                                  (IN THOUSANDS)
Local......................................   $ 88,419    $ 82,463    $ 63,565    $ 49,670    $46,969
National spot..............................     80,760      76,925      52,869      44,594     41,252
Network....................................     17,096       6,557       5,840       5,210      5,988
Other......................................      1,779       1,832       1,665       1,575      1,837
                                              --------    --------    --------    --------    -------
     Total.................................   $188,054    $167,777    $123,939    $101,049    $96,046
                                              ========    ========    ========    ========    =======

-------------------------
(1) The Company acquired television stations WESH and KCCI on June 30, 1993 and September 9, 1993, respectively.

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

RADIO

     The Company owns two radio stations serving the Phoenix, Arizona market:
KTAR (AM) and KKLT (FM). Phoenix is the 20th largest Metro Market in the United States, and the Phoenix Radio Metro Area is served by twelve AM and twenty FM radio stations. KTAR (AM) ranks first in the Phoenix market and KKLT (FM) ranks eleventh, with 8 percent and 3.5 percent average quarter hour market shares, respectively (source: Arbitron Radio Ratings Summary-Fall 1995). KTAR (AM) operates as a news/talk/sports radio station while KKLT (FM) has an adult contemporary music format. The FCC licenses for KTAR (AM) and KKLT (FM) expire on June 1, 1997.

     Advertising rates charged by a radio station are based primarily upon the number of homes in the station's primary market, the number of persons using radio in the area and the number of persons listening to the station. Advertising is sold by a national sales representative and by the stations' advertising sales personnel. The Company's radio stations manage their inventory of available advertising time in much the same manner as the television stations. Radio broadcasting net revenues during each of the past five years were as follows: 1995 -- $14,885,000, 1994 -- $13,023,000; 1993 -- $12,900,000;
1992 -- $12,320,000 and 1991 -- $12,973,000.

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

FEDERAL REGULATION OF BROADCASTING

     Television and radio broadcasting are subject to the jurisdiction of the Federal Communications Commission ("FCC") pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act prohibits the public dissemination of radio and television broadcasts except in accordance with a license issued by the FCC and empowers the FCC to issue, revoke, modify and renew broadcasting licenses and adopt such regulations as may be necessary to carry out the provisions of the Communication Act. The recently enacted Telecommunications Act of 1996 ("Telecommunications Act") effected sweeping changes in the Communications Act, many of which will influence the Company's broadcasting operations.

BROADCAST LICENSES

     Under the amendments to the Communications Act provided for in the new legislation, broadcasting licenses for both radio and television stations will now be granted for a maximum period of eight years. Such licenses are renewable upon application, and the Telecommunications Act fundamentally changed the manner in which the FCC processes renewal applications. Petitions to deny license renewals may still be filed against licensees by interested parties, including members of the public. However, competing applicants no longer may file for the frequency being used by the renewal applicant during the period when a renewal application is pending. In addition, the new law provides that the FCC must grant renewal if it finds that the station has served the public interest during its previous license term and has not otherwise engaged in serious violations (or a pattern of lesser violations) of the Communications Act or the FCC's Rules.

     These changes in renewal procedures, and the longer license terms, apply to renewal applications filed after May 1, 1995. The Company will file applications to renew the licenses of stations WYFF-TV, Greenville, South Carolina, and WXII-TV, Greensboro, North Carolina, respectively on August 1, 1996. The renewal application for the license for Station WESH-TV, Daytona Beach, Florida, will be filed on December 1, 1996.

MULTIPLE OWNERSHIP

     While requiring FCC review every two years, the Telecommunications Act substantially liberalized the FCC's regulations governing the multiple, common and cross ownership of broadcast stations. The new law lifts the numerical restrictions on the number of radio stations a licensee may own nationwide; however, it restricts the number of stations a licensee may own in any individual market based upon the total number of stations in the market; the mix of stations in different services (e.g., AM or FM) that a licensee owns; and, in the smallest communities, a limitation that a licensee may not own more than 50 percent of all stations in the market.

     The Telecommunications Act also eliminates the cap on the number of TV stations a party may own nationwide, provided that the total number of households reached by any individual owner's stations do not exceed 35 percent of the national household audience. With respect to the local market, the new law requires the FCC to conduct a proceeding to determine whether to preserve or eliminate its present rule forbidding the common ownership of two television stations in the same market. Moreover, the law permits the use of so-called Local Marketing Agreements (or "LMAs") between television stations in the same market to the extent they are allowed by the FCC's rules. The agreements permit one station in a market to lease and program the broadcast time and sell the advertising time on another station in the market.

     The AM-FM radio ownership rules prohibit granting a license to operate an AM or FM radio station or television station to an applicant who already owns, operates or controls or has an interest in a daily newspaper in the community in which the broadcast license is requested. In addition, they generally prohibit ownership of a VHF television station and either an AM or FM radio station in the same market. While the Telecommunications Act left the first restriction in place, it expanded considerably the FCC's authority to grant waivers of the television/radio cross-ownership rule in the top 50 markets.

     Further, the Telecommunications Act repeals the law which prohibited a cable television system from carrying the signal of a television broadcast station if such system owns, operates, controls or has an interest in a broadcast television station which serves substantially the same area that the cable television system is serving. Although the FCC rule prohibiting such cross-ownership remains in place, it is expected that the FCC will undertake a proceeding to eliminate the rule.

     A controversy exists among television broadcasters, cable companies and program producers relating to rules requiring cable television systems ("cable systems") to carry the signals of local television stations. On March 11, 1993, the FCC adopted rules concerning the mandatory signal carriage ("must carry") rights of commercial and noncommercial television stations that are local to the area serviced by a cable system and the requirement prohibiting cable operators and other multichannel video programming providers from carrying television stations without obtaining their consent in some circumstances ("retransmission consent"). That same year, a three-judge panel of the United States District Court found that the FCC rules governing must carry and retransmission consent are constitutional. On appeal, the United States Supreme Court vacated the District Court decision and remanded the case back to the three-judge panel for further proceedings. On December 12, 1995, the three-judge district court panel (one judge dissenting) upheld the must-carry rules against the cable industry's First Amendment challenge. Following those proceedings, the Supreme Court on February 20, 1996, announced that it would hear the cable industry's challenge to the district court's ruling. While the case is pending, the must-carry provisions of the 1992 Cable Act remain in effect, as do the Commission's must-carry rules and retransmission consent requirements.

OTHER RECENTLY ADOPTED RULE CHANGES

     It has been the policy of the FCC to rely increasingly upon the interplay of marketplace forces in lieu of direct government regulation and to encourage increasing competition among different electronic communication media. This policy was ratified by the Telecommunications Act which effected other changes that may affect the competitive environment in the local markets served by the Company's broadcast stations.

     One such change authorizes local telephone companies to provide video programming to subscribers in their local telephone service areas either as cable operators or over their own networks known as "open video systems." The new law provides that a telephone company offering video programming will be regulated according to the method of delivering programming. However, under the law, whether the telephone company operates as a cable operator or an open video system operator, it will be subject to must carry and retransmission consent obligations and the Commission's rules on sports exclusivity, network nonduplication, and syndicated exclusivity. In addition, the Telecommunications Act requires the FCC to adopt certain additional safeguards for broadcasters which forbid a telephone company that provides video programming from discriminating against broadcasters in favor of an affiliated programmer in subscriber communications and placement on any on-screen program guide or menu. In addition, a telephone company video provider must ensure that broadcasters and other copyright holders are able to identify their programming, and if such identifying information is carried as part of the programming signal, the telephone company must transmit it without alteration.

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

     The Telecommunications Act provides that if the FCC issues licenses for advanced television (ATV) services, only incumbent broadcast licensees and construction permit holders will be eligible initially for these licenses. The new law requires the Commission to adopt regulations that permit broadcasters to use such digital ATV spectrum for ancillary or supplementary services, provided that such secondary services may not impair the quality of the ATV signal.

     This spectrum flexibility scheme would be highly advantageous for incumbent television station owners such as the Company. It ensures that the Company will not face competing applications from the general public as it applies for its ATV licenses in the future. However, licenses for ATV services issued to incumbent broadcast licensees or permittees must be preconditioned with a requirement that either the ATV license or the original broadcast license be surrendered to the FCC for reallocation or reassignment.

     The advantages of this new law could be limited by proposals currently pending in Congress to require broadcasters to bid for the new authorizations for ATV spectrum at auction and use their payments to help to reduce the federal government's budget deficit, or to require broadcasters to make the transition to digital spectrum more quickly in order to recapture broadcasters' current spectrum for auction. If implemented, such a proposal would substantially increase the costs incurred by broadcasters to make the transition to the new technology.

     In connection with the Senate's passage of the Telecommunications Act, the Republican leadership and Committee chairmen responsible for the measure in both chambers sent a letter to the Chairman of the FCC requesting that the Commission take no action on the licensing of new ATV spectrum until Congress has addressed the spectrum auction proposal. The FCC responded that it would forbear from issuing any licenses pending further legislation from Congress and that, in any event, it did not expect to be in a position to issue ATV authorizations any earlier than 1997. The broadcast industry is expected to mount a vigorous opposition to the auction proposal.

LIMITATIONS ON OWNERSHIP OF THE COMPANY'S STOCK

     The Communications Act prohibits the assignment or transfer of broadcasting licenses, including the transfer of control of any corporation holding such licenses, without the prior approval of the FCC. The Communications Act would prohibit the company from continuing to control broadcast licenses if, in the absence of FCC approval, more than one-fourth of the Company's capital stock were acquired or voted directly or indirectly by alien individuals, corporations, or governments, or if it otherwise fell under alien influence or control in a manner determined by the FCC to be contrary to the public interest.

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

     The information contained under this heading does not purport to be complete summary of all the provisions of the Communications Act and the rules and regulations of the FCC thereunder or of pending proposals for the other regulation of broadcasting and related activities. For a complete statement of such provisions, reference is made to the Communications Act, to such rules and regulations and to such pending proposals.

EMPLOYEES

     At December 31, 1995, the Company had approximately 2,500 full-time employees, of whom approximately 1,300 were engaged in publishing and 1,200 in broadcasting. In St. Louis, a majority of the approximately 1,100 full-time employees engaged in publishing are represented by unions. In addition, certain employees of the broadcasting segment and TNI Partners are represented by unions. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

     The corporate headquarters of the Company is located at 900 North Tucker Boulevard, Saint Louis, Missouri. The general character, location and approximate size of the principal physical properties used by the Company at December 31, 1995, are set forth below. Leases on the properties indicated as leased by the Company expire at various dates through July 2012.

     The Company believes that all of its owned and leased properties are in good condition, well maintained and adequate for its current and immediately foreseeable operating needs. The Company currently has two building projects nearing completion to address the long-term operating requirements of its New Orleans televison station and Phoenix radio stations.

                                                                              APPROXIMATE AREA
                                                                               IN SQUARE FEET
                                                                             ------------------
                      GENERAL CHARACTER OF PROPERTY                           OWNED     LEASED
--------------------------------------------------------------------------   -------    -------
Publishing:
  Printing plants, business and editorial offices, and warehouse space located in:
     St. Louis, Missouri*.................................................   536,100    115,300
     Tucson, Arizona**....................................................   265,000     24,500
     Washington, D.C. ....................................................        --      2,250
Broadcasting:
  Business offices, studios, garages and transmitters located in:
     St. Louis, Missouri..................................................        --      5,300
     Albuquerque, New Mexico..............................................    39,700      8,400
     Omaha, Nebraska......................................................    37,900        600
     Lancaster, Pennsylvania..............................................    55,200      2,200
     Winston-Salem, North Carolina........................................    41,100        800
     Greenville, South Carolina...........................................    53,600      3,600
     Louisville, Kentucky.................................................    20,800         --
     New Orleans, Louisiana...............................................    27,500     14,500
     Phoenix, Arizona.....................................................     1,450     10,450
     Orlando, Florida.....................................................    61,300      1,300
     Daytona Beach, Florida...............................................    28,100         --
     Des Moines, Iowa.....................................................    53,350         --

-------------------------
 * Property is subject to the provisions of the St. Louis Agency Agreement.

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

     At March 20, 1996, there were approximately 421 record holders of the Company's common stock and 2 record holders of its Class B common stock.

     The following table sets forth the range of high and low sales prices and dividends paid for each quarterly period in the past two years:

                               1994**                           LOW       HIGH     DIVIDEND*
        ----------------------------------------------------   ------    ------    ---------
        First Quarter.......................................   $30.60    $27.90     $ 0.115
        Second Quarter......................................    29.90     27.70       0.115
        Third Quarter.......................................    31.00     27.80       0.115
        Fourth Quarter......................................    31.20     26.40       0.115

                                1995                            LOW       HIGH     DIVIDEND*
        ----------------------------------------------------   ------    ------    ---------
        First Quarter.......................................   $36.75    $30.75     $ 0.135
        Second Quarter......................................    45.25     36.50       0.135
        Third Quarter.......................................    53.00     40.63       0.135
        Fourth Quarter......................................    52.25     43.88       0.135

-------------------------
 * In 1995 and 1994, the Company paid cash dividends of $0.54 and $0.46, respectively, per share of common stock and Class B common stock (see Note 5 of Notes to Consolidated Financial Statements for restrictions on dividends).

** The high and low sales prices and dividends per share have been adjusted for 1994 to reflect the impact of a five-for-four stock split, effected in the form of a 25 percent common and Class B common stock dividend, declared by the Company's Board of Directors on January 4, 1995.

ITEM 6. SELECTED FINANCIAL DATA

                                                             YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------
                                               1995        1994        1993        1992        1991
                                             --------    --------    --------    --------    --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Revenues -- net.................   $472,327    $485,579    $426,985    $398,373    $393,372
                                             --------    --------    --------    --------    --------
Operating Expenses
  Operations..............................    190,013     191,570     180,998     170,307     184,784
  Selling, general and administrative.....    155,996     174,239     163,578     160,873     154,115
  St. Louis Agency adjustment.............     12,502      14,706      10,660      11,690       7,290
  Depreciation and amortization...........     27,150      30,486      23,792      18,869      23,773
                                             --------    --------    --------    --------    --------
     Total operating expenses.............    385,661     411,001     379,028     361,739     369,962
                                             --------    --------    --------    --------    --------
Operating income..........................     86,666      74,578      47,957      36,634      23,410
Interest income...........................      5,203       1,971       1,090       1,156       1,618
Interest expense..........................    (10,171)    (12,009)     (9,823)     (7,801)     (9,443)
Gain on sale of publishing property.......                  2,791
Net other expense.........................     (2,330)     (1,461)     (1,011)       (756)       (661)
                                             --------    --------    --------    --------    --------
Income before provision for income taxes
  and cumulative effects of changes in
  accounting principles...................     79,368      65,870      38,213      29,233      14,924
Provision for income taxes................     30,046      25,960      15,260       5,331       4,365
                                             --------    --------    --------    --------    --------
Income before cumulative effects of
  changes in accounting principles........     49,322      39,910      22,953      23,902      10,559
Cumulative effects of changes in
  accounting principles, net of applicable
  income taxes............................                   (719)        360     (25,147)
                                             --------    --------    --------    --------    --------
Net income (loss).........................   $ 49,322    $ 39,191    $ 23,313    $ (1,245)   $ 10,559
                                             ========    ========    ========    ========    ========
Earnings (loss) per share of stock (common
  and Class B common):(1)
Income before cumulative effects of
  changes in accounting principles........   $   3.02    $   2.45    $   1.51    $   1.65    $   0.73
Cumulative effects of changes in
  accounting principles...................                  (0.04)       0.02       (1.74)
                                             --------    --------    --------    --------    --------
     Earnings (loss) per share............   $   3.02    $   2.41    $   1.53    $  (0.09)   $   0.73
                                             ========    ========    ========    ========    ========
Dividends per share of common and Class B
  common stock(1).........................   $   0.54    $   0.46    $   0.43    $   0.39    $   0.38
                                             ========    ========    ========    ========    ========
Weighted average number of shares (common
  and Class B common stock)
  outstanding(1)..........................     16,350      16,241      15,278      14,424      14,404
                                             ========    ========    ========    ========    ========
OTHER DATA
Working capital...........................   $128,853    $ 96,729    $ 60,688    $ 45,989    $ 32,044
Total assets(2)...........................    495,073     468,312     461,618     289,988     243,947
Long-term debt, less current
  maturities(3)...........................    114,500     128,750     161,920      57,661      74,372
Stockholders' equity(4)...................    198,771     155,019     122,143      67,074      72,851

-------------------------
(1) In 1994, shares outstanding, dividends per share and earnings per share were adjusted for 1994 and restated for 1993 -- 1991 to reflect the impact of a five-for-four stock split, effected in the form of a

    25 percent common and Class B common stock dividend, declared by the Company's Board of Directors on January 4, 1995. In 1992, shares outstanding, dividends per share and earnings per share were adjusted for 1992 and restated for 1991 to reflect the impact of 10 percent common and Class B common stock dividend declared by the Company's Board of Directors on January 4, 1993.

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

1995 COMPARED WITH 1994

CONSOLIDATED

     Operating revenues for the year ended December 31, 1995 decreased 2.7 percent to $472.3 million from $485.6 million in 1994. The revenue comparison was affected by the sale of Pulitzer Community Newspapers, Inc. ("PCN") on December 22, 1994. The Company's 1994 results included substantially a full year of PCN operations while no amounts for PCN were included in the 1995 results. In addition, the revenue comparison was favorably affected by an extra week of operations in 1995; fiscal 1995 contained 53 weeks, versus 52 weeks in fiscal 1994. On a comparable basis (i.e., excluding the extra week from 1995 and PCN from 1994), consolidated revenues would have increased 6.2 percent. The increase reflected gains in both broadcasting and publishing revenues.

     Operating expenses, excluding the St. Louis Agency adjustment, were $373.2 million compared to $396.3 million in 1994, a decrease of 5.8 percent. On a comparable basis, excluding the extra week from 1995 and PCN from 1994, operating expenses increased 5.2 percent. This increase was primarily attributable to increased newsprint costs of $15.1 million, higher overall personnel costs of $2.1 million, increased promotion expense of $934,000, increased purchased supplement costs of $783,000, and the reversal in the prior year of an accrual due to the settlement of a sales tax issue ($437,000). Expense increases were partially offset by lower depreciation and amortization of $1.4 million and lower programming rights expense of $1.2 million.

     Operating income for fiscal 1995 increased 16.2 percent to $86.7 million from $74.6 million in 1994. On a comparable basis, excluding the extra week from 1995 and PCN from 1994, operating income increased 15.7 percent. The 1995 increase reflected improvements in the broadcasting segment's operating income, resulting from increased revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

     Interest expense decreased $1.8 million in 1995 compared to 1994, due to lower debt levels. The Company's average debt level for 1995 decreased to $133.2 million from $160.1 million in the prior year. The Company's average interest rate for 1995 was unchanged from the prior year at 7.5 percent. Interest income for the year increased $3.2 million, due to both a higher average balance of invested funds and higher short-term interest rates.

     The effective income tax rate for 1995 decreased to 37.9 percent from 39.4 percent in the prior year. The rates in both 1995 and 1994 were affected by non-recurring items. Income tax expense for 1995 was reduced by a $911,000 positive adjustment related to the fourth-quarter settlement of a state tax examination. The 1994 rate included the effect of approximately $1.8 million in tax expense related to the gain on the sale of Pulitzer Community Newspapers, Inc. In addition, 1994 income tax expense was reduced by a $500,000 positive adjustment related to the fourth-quarter settlement of the 1992 federal tax examination. Excluding these non-recurring items from both years, the effective income tax rates for 1995 and 1994 would have been 39 percent and 39.2 percent, respectively. The Company expects the estimated tax rate for 1996 will again be in the 39 percent range.

     As discussed in Note 9 to the Consolidated Financial Statements, effective January 1, 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 ("SFAS 112"), Employers' Accounting for Postemployment Benefits,and recorded its initial liability thereunder, resulting in a one-time after-tax charge of $719,000. After recording the one-time charge, the Company's ongoing expense under SFAS 112 does not differ significantly from the prior pay-as-you-go basis.

     On December 22, 1994, the Company sold its Chicago publishing subsidiary, PCN, for approximately $33.7 million. The gain on the sale of PCN added approximately $1 million ($2.8 million less income taxes of $1.8 million), or $0.06 per share, to 1994 net income. Other than the net gain of $1 million, the sale of PCN had no effect on the net income comparisons because earnings provided by PCN in 1994 were offset in 1995 by the after-tax investment income generated by the sale proceeds.

     For the year ended December 31, 1995, the Company reported net income of $49.3 million, or $3.02 per share, compared with net income of $39.2 million, or $2.41 per share, in the prior year. Comparability of the earnings results was affected by several non-recurring items which included the positive income tax adjustments in both years, the SFAS 112 adjustment in 1994 and the PCN gain in 1994. Excluding the non-recurring items from both years, 1995 net income increased to $48.4 million, or $2.96 per share, from $38.4 million, or $2.36 per share, for the prior year. The gain in net income reflected an improvement in the broadcasting segment's operating profits and a reduction in interest expense.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which requires adoption in 1996. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, but would be required to disclose pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting. The Company will adopt the disclosure requirements of SFAS 123 in fiscal year 1996 but will continue to recognize and measure compensation for its restricted stock and stock option plans in accordance with the existing provisions of APB 25, resulting in no impact on the Company's financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

PUBLISHING

     Operating revenues from the Company's publishing segment for 1995 decreased
11.6 percent to $269.4 million from $304.8 million in 1994. On a comparable basis, excluding the extra week from 1995 and PCN from 1994, publishing revenues increased 3.4 percent. This increase reflected both higher advertising revenues, particularly classified, at both newspaper properties and higher circulation revenues.

     Newspaper advertising revenues, on a comparable basis, excluding the extra week from 1995 and PCN from 1994, increased $5.2 million, or 3.4 percent, in 1995. The current year increase was generated by higher average rates which contributed $7.2 million but which was partially offset by a decline in advertising volume totaling $2 million. In the first quarter of 1995, both the St. Louis Post-Dispatch ("Post-Dispatch") and The Arizona Daily Star ("Star") implemented rate increases for most advertising categories, ranging from 4 percent to 6 percent and 6 percent to 8 percent, respectively. In November 1995, additional rate increases, ranging from 7.5 percent to 9.5 percent, were implemented at the Star. On January 1, 1996, rate increases, averaging 6 percent for most advertising categories, were implemented at the Post-Dispatch.

     Circulation revenues, on a comparable basis, excluding the extra week from 1995 and PCN from 1994, increased $2.3 million, or 3.1 percent, in 1995. The current year increase resulted from circulation price increases which contributed $4.3 million but which was partially offset by average circulation decreases of $2 million. Average daily and Sunday circulation of the Post-Dispatch for the fourth quarter of 1995 was 324,425 and 543,063 compared to 331,676 and 552,647 for the corresponding 1994 period, decreases of 2.2 percent and 1.7 percent, respectively. Effective February 5, 1995, the home-delivered price of the Sunday Post-Dispatch was increased $1.00 per month. In addition, the home-delivered price of the daily Star was increased $0.80 per month, effective March 27, 1995.

     Operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the publishing segment, excluding the St. Louis Agency adjustment, decreased to $231.5 million in 1995 from $259.6 million in 1994, a decrease of 10.8 percent. On a comparable basis, excluding the extra week from 1995 and PCN from 1994, operating expenses increased 6.9 percent. The higher expenses, on a comparable basis, resulted primarily from increased newsprint cost of $15.1 million, reflecting the impact of significant newsprint price increases, and increased purchased supplement costs of $783,000.

     Operating income from the Company's publishing activities decreased 16.7 percent to $25.4 million in 1995 from $30.5 million in 1994. On a comparable basis, excluding the extra week from 1995 and PCN from 1994, operating income from the publishing segment decreased 12.3 percent. The decline resulted from the significant increase in newsprint costs which exceeded revenue gains on a comparable basis.

     On a comparable basis, excluding the extra week from 1995 and PCN from 1994, increasing newsprint prices added approximately $15.1 million to 1995 newsprint expense ($8.7 million after giving effect to the St. Louis Agency adjustment). Since the most recent price increase on September 1, 1995, the Company's average cost per metric ton for newsprint has remained in the range of $745. The Company has not been notified by its newsprint suppliers of price increases in 1996. On a 52-week basis, the Company's 1995 newsprint cost and metric tons consumed, after giving effect to the St. Louis Agency adjustment, were approximately $31.5 million and 46,700 tons, respectively.

BROADCASTING

     Broadcasting operating revenues for 1995 increased 12.2 percent to $202.9 million from $180.8 million in 1994. On a comparable basis, excluding the extra week from 1995, operating revenues increased 10.2 percent. Local spot advertising increased 5.9 percent and national spot advertising increased 3.4 percent. In addition, network compensation revenue increased $10.2 million due to new ten-year network affiliation agreements executed in early 1995. During 1995, approximately $2 million of this network revenue increase was invested

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

back into the Company's stations to strengthen their local news operations. These costs were reflected in the ongoing annual expenses of the broadcasting operations.

     Reported broadcasting operating revenues included political advertising of $2.9 million and $8.5 million in 1995 and 1994, respectively.

     Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) increased 3.1 percent to $137 million in 1995 from $132.8 million in 1994. On a comparable basis, excluding the extra week from 1995, operating expenses increased 2.1 percent. Major increases in comparable expenses were overall personnel costs of $3 million and promotion expense of $805,000. Also contributing to the current year expense increase was the prior year reversal of an accrual due to the settlement of a sales tax issue ($437,000). Partially offsetting these increases were declines in depreciation and amortization of $1.5 million and programming rights expense of $1.2 million.

     Operating income from the broadcasting segment in 1995 increased 37.5 percent to $65.9 million from $48 million in the prior year. On a comparable basis, excluding the extra week from 1995, operating income from the broadcasting segment increased 32.6 percent. The 1995 increase resulted from a combination of increased advertising revenues and higher network compensation.

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

     Operating expenses, excluding the St. Louis Agency adjustment, were $396.3 million compared to $368.4 million in 1993, an increase of 7.6 percent. Excluding WESH (first six months only) and KCCI (first nine months only) from the comparison, consolidated operating expenses would have increased 1.5 percent. Major increases in comparable expenses included overall personnel costs of $3.2 million, circulation delivery expense of $1.1 million, national advertising representative commissions of $783,000 and newsprint expense of $396,000. Expense increases were partially offset by a decline in programming rights expense of $2.9 million and the reversal of an accrual due to the settlement of a sales tax issue ($437,000).

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

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

     Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 ("SFAS 112"), Employers' Accounting for Postemployment Benefits, and recorded its initial liability thereunder, resulting in a one-time after-tax charge of $719,000 (see Note 9 of the Notes to Consolidated Financial Statements). After recording the one-time charge, the Company's 1994 expense under SFAS 112 did not differ significantly from the prior year pay-as-you-go amount.

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

     Newspaper advertising revenues increased $12.3 million, or 7.3 percent, in 1994. The 1994 increase resulted from higher advertising volume which contributed $9.3 million and higher average rates which contributed $3 million. In January 1994, all publishing properties increased rates for certain advertising categories, ranging from 3 percent to 6.5 percent. In the first quarter of 1995, both the St. Louis Post-Dispatch ("Post-Dispatch")and The Arizona Daily Star ("Star") implemented rate increases for most advertising categories, ranging from 4 percent to 6 percent and 6 percent to 8 percent, respectively.

     Circulation revenues decreased $720,000, or 0.9 percent, in 1994. The slight revenue decline for 1994 resulted from average circulation decreases at the Post-Dispatch while average circulation rates were virtually unchanged from the prior year. Average daily and Sunday circulation of the Post-Dispatch for the fourth

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

quarter of 1994 was 331,676 and 552,647 compared to 342,687 and 561,744, respectively, for the corresponding 1993 period.

     Operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the publishing segment, excluding the St. Louis Agency adjustment, increased to $259.6 million in 1994 from $255.8 million in 1993, an increase of 1.5 percent. The increase was principally attributable to higher circulation delivery expense of $1.1 million, increases in overall personnel costs of $746,000 and an increase in newsprint expense of $396,000, due to higher newsprint consumption.

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

     Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) increased 22 percent to $132.8 million in 1994 from $108.9 million in 1993. Excluding WESH (first six months only) and KCCI (first nine months only) from the comparisons, operating expenses would have increased 1.4 percent in 1994. Major increases in comparable expenses were overall personnel costs of $2.4 million, national advertising representative commissions of $783,000 and promotion expense of $395,000. Partially offsetting these increases were a decline in programming rights expense of $2.9 million and the reversal of an accrual due to the settlement of a sales tax issue ($437,000).

     Operating income from broadcasting operations in 1994 increased 71.6 percent to $48 million from $27.9 million in the prior year. Excluding WESH (first six months only) and KCCI (first nine months only), broadcasting operating income would have increased 63.2 percent in 1994, due to a combination of increased advertising revenues and cost control.

LIQUIDITY AND CAPITAL RESOURCES

     Outstanding debt, inclusive of the short-term portion of long-term debt, as of December 31, 1995, was $128.8 million, compared with $143 million at December 31, 1994. The decrease since the prior year end reflected a scheduled repayment of $14.3 million under the Company's Senior Note Agreement maturing in 1997. As of December 31, 1995, the Company's long-term borrowings consisted of $128.8 million of fixed-rate senior notes with The Prudential Insurance Company of America ("Prudential").

     The Company's Senior Note Agreements with Prudential require it to maintain certain financial ratios, place restrictions on the payment of dividends and prohibit new borrowings, except as permitted thereunder.

     As of December 31, 1995, commitments for capital expenditures were approximately $7.8 million, relating to normal capital equipment replacements and a portion of the costs for new facilities for television station WDSU in New Orleans and the radio operations in Phoenix. Commitments for film contracts and license fees as of December 31, 1995 were approximately $26.6 million. In addition, as of December 31, 1995, the Company had capital contribution commitments of approximately $6.3 million related to investments in two limited partnerships.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

     At December 31, 1995, the Company had working capital of $128.9 million and a current ratio of 3.22 to 1. This compares to working capital of $96.7 million and a current ratio of 2.55 to 1 at December 31, 1994.

     The Company from time to time considers acquisitions of broadcasting, newspaper and other properties when favorable investment opportunities are identified. Although, the Company has no agreements to acquire additional properties, in the event an investment opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to the Company.

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

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

     Independent Auditors' Report

     Statements of Consolidated Income for each of the Three Years in the Period
        Ended December 31, 1995

     Statements of Consolidated Financial Position at December 31, 1995 and 1994

     Statements of Consolidated Stockholders' Equity for each of the Three Years in the Period Ended December 31, 1995

     Statements of Consolidated Cash Flows for each of the Three Years in the Period Ended December 31, 1995

     Notes to Consolidated Financial Statements for the Three Years in the
        Period Ended December 31, 1995

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pulitzer Publishing Company:

     We have audited the accompanying statements of consolidated financial position of Pulitzer Publishing Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

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

DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 9, 1996

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   1995        1994        1993
                                                                 --------    --------    --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE
                                                                              DATA)
OPERATING REVENUES -- NET:
  Publishing:
     Advertising...............................................  $161,932    $181,018    $168,684
     Circulation...............................................    76,349      77,941      78,661
     Other.....................................................    31,107      45,820      42,801
  Broadcasting.................................................   202,939     180,800     136,839
                                                                 --------    --------    --------
          Total operating revenues.............................   472,327     485,579     426,985
                                                                 --------    --------    --------
OPERATING EXPENSES:
  Publishing operations........................................   125,811     130,219     128,220
  Broadcasting operations......................................    64,202      61,351      52,778
  Selling, general and administrative..........................   155,996     174,239     163,578
  St. Louis Agency adjustment (Note 2).........................    12,502      14,706      10,660
  Depreciation and amortization................................    27,150      30,486      23,792
                                                                 --------    --------    --------
          Total operating expenses.............................   385,661     411,001     379,028
                                                                 --------    --------    --------
  Operating income.............................................    86,666      74,578      47,957
  Interest income..............................................     5,203       1,971       1,090
  Interest expense.............................................   (10,171)    (12,009)     (9,823)
  Gain on sale of publishing property (Note 3).................                 2,791
  Net other expense............................................    (2,330)     (1,461)     (1,011)
                                                                 --------    --------    --------
INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE EFFECTS
  OF CHANGES IN ACCOUNTING PRINCIPLES..........................    79,368      65,870      38,213
PROVISION FOR INCOME TAXES (Note 10)...........................    30,046      25,960      15,260
                                                                 --------    --------    --------
INCOME BEFORE CUMULATIVE EFFECTS OF CHANGES IN ACCOUNTING
  PRINCIPLES...................................................    49,322      39,910      22,953
CUMULATIVE EFFECTS OF CHANGES IN ACCOUNTING PRINCIPLES, NET OF
  APPLICABLE INCOME TAXES
  (Notes 9 and 10).............................................                  (719)        360
                                                                 --------    --------    --------
NET INCOME.....................................................  $ 49,322    $ 39,191    $ 23,313
                                                                 ========    ========    ========
EARNINGS PER SHARE OF STOCK (COMMON AND CLASS B COMMON):
  Income before cumulative effects of changes in accounting
     principles................................................     $3.02       $2.45       $1.51
  Cumulative effects of changes in accounting principles.......                 (0.04)       0.02
                                                                    -----       -----       -----
          Total................................................     $3.02       $2.41       $1.53
                                                                    =====       =====       =====
WEIGHTED AVERAGE NUMBER OF SHARES (COMMON AND CLASS B COMMON
  STOCK OUTSTANDING) (Note 7)..................................    16,350      16,241      15,278
                                                                   ======      ======      ======

          See accompanying notes to consolidated financial statements.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                                                                                        DECEMBER 31,
                                                                                   ----------------------
                                                                                     1995         1994
                                                                                   ---------    ---------
                                                                                       (IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................................   $ 100,380    $  77,084
  Trade accounts receivable (less allowance for doubtful accounts of $2,009 and
    $2,135).....................................................................      64,524       62,943
  Inventory.....................................................................       6,190        3,069
  Prepaid expenses and other....................................................       7,041        6,783
  Program rights................................................................       8,824        9,263
                                                                                   ---------    ---------
      Total current assets......................................................     186,959      159,142
                                                                                   ---------    ---------
PROPERTIES:
  Land..........................................................................      11,779       11,261
  Buildings.....................................................................      60,794       58,795
  Machinery and equipment.......................................................     173,165      161,305
  Construction in progress......................................................       8,745        4,444
                                                                                   ---------    ---------
      Total.....................................................................     254,483      235,805
  Less accumulated depreciation.................................................     135,296      119,911
                                                                                   ---------    ---------
      Properties -- net.........................................................     119,187      115,894
                                                                                   ---------    ---------
INTANGIBLE AND OTHER ASSETS:
  Intangible assets -- net of applicable amortization (Note 4)..................     117,470      125,415
  Receivable from The Herald Company (Notes 2 and 9)............................      43,696       44,059
  Other.........................................................................      27,761       23,802
                                                                                   ---------    ---------
      Total intangible and other assets.........................................     188,927      193,276
                                                                                   ---------    ---------
         TOTAL..................................................................   $ 495,073    $ 468,312
                                                                                   =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable........................................................   $  14,145    $  14,458
  Current portion of long-term debt (Note 5)....................................      14,250       14,250
  Salaries, wages and commissions...............................................      11,757       11,541
  Income taxes payable..........................................................       2,618        6,331
  Program contracts payable.....................................................       8,664        8,864
  Interest payable..............................................................       3,415        3,480
  Pension obligations...........................................................       1,023        2,827
  Other.........................................................................       2,234          662
                                                                                   ---------    ---------
      Total current liabilities.................................................      58,106       62,413
                                                                                   ---------    ---------
LONG-TERM DEBT (Note 5).........................................................     114,500      128,750
                                                                                   ---------    ---------
PENSION OBLIGATIONS (Note 8)....................................................      24,631       23,593
                                                                                   ---------    ---------
POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT OBLIGATIONS (Note 9)..................      92,856       91,966
                                                                                   ---------    ---------
OTHER LONG-TERM LIABILITIES.....................................................       6,209        6,571
                                                                                   ---------    ---------
COMMITMENTS AND CONTINGENCIES (Note 6)..........................................
STOCKHOLDERS' EQUITY (Note 7):
  Preferred stock, $.01 par value; 25,000,000 shares authorized; issued and outstanding -- none
  Common stock, $.01 par value; 100,000,000 shares authorized; issued --
    4,704,268 in 1995 and 4,444,099 in 1994.....................................          47           44
  Class B common stock, convertible, $.01 par value; 50,000,000 shares
    authorized; issued -- 20,474,050 in 1995 and 20,608,832 in 1994.............         205          206
  Additional paid-in capital....................................................     125,539      122,070
  Retained earnings.............................................................     260,816      220,322
                                                                                   ---------    ---------
      Total.....................................................................     386,607      342,642
  Treasury stock -- at cost; 16,712 and 11,462 shares of common stock in 1995 and 1994, respectively, and 8,775,638 shares of Class B common stock in 1995
    and 1994....................................................................    (187,836)    (187,623)
                                                                                   ---------    ---------
      Total stockholders' equity................................................     198,771      155,019
                                                                                   ---------    ---------
         TOTAL..................................................................   $ 495,073    $ 468,312
                                                                                   =========    =========

          See accompanying notes to consolidated financial statements.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     CLASS
                                                       B      ADDITIONAL                              TOTAL
                                            COMMON   COMMON    PAID-IN     RETAINED   TREASURY    STOCKHOLDERS'
                                            STOCK    STOCK     CAPITAL     EARNINGS     STOCK        EQUITY
                                            ------   ------   ----------   --------   ---------   -------------
                                                                      (IN THOUSANDS)
BALANCES AT JANUARY 1, 1993...............   $ 21     $165     $ 82,527    $171,980   $(187,619)    $  67,074
  Issuance of common stock grants.........                           88                                    88
  Common stock options exercised..........                        1,007                                 1,007
  Tax benefit from stock options
    exercised.............................                          210                                   210
  Net income..............................                                   23,313                    23,313
  Cash dividends declared and paid $.43
    per share of common and Class B
    common................................                                   (6,628)                   (6,628)
  Issuance of common stock................     14                37,069                                37,083
  Purchase of treasury stock..............                                                   (4)           (4)
                                            ------    ----     --------    --------   ---------      --------
BALANCES AT DECEMBER 31, 1993.............     35      165      120,901     188,665    (187,623)      122,143
  Issuance of common stock grants.........                          101                                   101
  Common stock options exercised..........                          898                                   898
  Conversion of Class B common stock to
    common stock..........................
  Tax benefit from stock options
    exercised.............................                          220                                   220
  Net income..............................                                   39,191                    39,191
  Cash dividends declared and paid $.46
    per share of common and Class B
    common................................                                   (7,534)                   (7,534)
  Five-for-four stock split in the form of
    a 25 percent stock dividend (Note
    7)....................................      9       41          (50)
                                            ------    ----     --------    --------   ---------      --------
BALANCES AT DECEMBER 31, 1994.............     44      206      122,070     220,322    (187,623)      155,019
  Issuance of common stock grants.........                          218                                   218
  Common stock options exercised..........      2                 2,327                                 2,329
  Conversion of Class B common stock to
    common stock..........................      1       (1)
  Tax benefit from stock options
    exercised.............................                          924                                   924
  Net income..............................                                   49,322                    49,322
  Cash dividends declared and paid $.54
    per share of common and Class B
    common................................                                   (8,828)                   (8,828)
  Purchase of treasury stock..............                                                 (213)         (213)
                                            ------    ----     --------    --------   ---------      --------
BALANCES AT DECEMBER 31, 1995.............   $ 47     $205     $125,539    $260,816   $(187,836)    $ 198,771
                                            ======    ====     ========    ========   =========      ========

                                                                COMMON STOCK              CLASS B COMMON STOCK
                                                           ----------------------        ----------------------
                                                                         HELD IN                       HELD IN
                                                           ISSUED        TREASURY        ISSUED        TREASURY
                                                           ------        --------        ------        --------
                                                                              (IN THOUSANDS)
SHARE ACTIVITY:
BALANCES AT JANUARY 1, 1993.............................   2,115             (9)         16,488         (7,021)
  Issuance of common stock grants.......................       3
  Common stock options exercised........................      44
  Issuance of common stock..............................   1,350
                                                           -----            ---          ------         ------
BALANCES AT DECEMBER 31, 1993...........................   3,512             (9)         16,488         (7,021)
  Issuance of common stock grants.......................       3
  Common stock options exercised........................      40
  Conversion of Class B common stock to common stock....       1                             (1)
  Five-for-four stock split in the form of a 25 percent
    stock dividend (Note 7).............................     888             (2)          4,122         (1,755)
                                                           -----            ---          ------         ------
BALANCES AT DECEMBER 31, 1994...........................   4,444            (11)         20,609         (8,776)
  Issuance of common stock grants.......................       6
  Common stock options exercised........................     119
  Conversion of Class B common stock to common stock....     135                           (135)
  Purchase of treasury stock............................                     (6)
                                                           -----            ---          ------         ------
BALANCES AT DECEMBER 31, 1995...........................   4,704            (17)         20,474         (8,776)
                                                           =====            ===          ======         ======

          See accompanying notes to consolidated financial statements.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                             1995       1994        1993
                                                                           --------    -------    --------
                                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................. $ 49,322    $39,191    $ 23,313
  Adjustments to reconcile net income to net cash provided by operating activities:
    Cumulative effect of change in accounting principles, net of
     applicable income taxes..............................................                 719        (360)
    Depreciation..........................................................   19,281     20,466      16,405
    Amortization of intangibles...........................................    7,869     10,020       7,387
    Incremental increase in postretirement and postemployment benefit
     obligations..........................................................      890       (496)      2,870
    Deferred income taxes.................................................   (1,847)    (4,617)     (1,585)
    Gain on sale of publishing property...................................              (2,791)
    Changes in assets and liabilities (net of the effects of the sale of publishing property and purchase of broadcast properties) (Note 3)
     which provided (used) cash:
      Trade accounts receivable...........................................   (1,581)    (8,269)     (1,959)
      Inventory...........................................................   (3,121)     1,540          62
      Other assets........................................................    1,152      3,567      (3,481)
      Trade accounts payable and other liabilities........................      454      8,490       3,532
      Income taxes payable................................................   (3,713)     2,059       2,536
      Program rights--net of contracts payable............................      250        170         148
                                                                           --------    -------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................................   68,956     70,049      48,868
                                                                           --------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................................  (22,934)   (13,313)    (13,589)
  Investment in joint ventures and limited partnerships...................   (3,637)    (5,593)
  Sale of publishing property, net of cash sold...........................              30,486
  Purchase of broadcasting property assets................................                        (166,065)
  (Increase) decrease in notes receivable.................................    1,875         18         116
                                                                           --------    -------    --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.......................  (24,696)    11,598    (179,538)
                                                                           --------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt................................                         160,000
  Proceeds from sale of common stock......................................                          37,083
  Repayments on long-term debt............................................  (14,250)   (32,897)    (55,732)
  Dividends paid..........................................................   (8,828)    (7,534)     (6,628)
  Proceeds from exercise of stock options.................................    2,327        898       1,007
  Purchase of treasury stock..............................................     (213)                    (4)
                                                                           --------    -------    --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.......................  (20,964)   (39,533)    135,726
                                                                           --------    -------    --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.................................   23,296     42,114       5,056
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................   77,084     34,970      29,914
                                                                           --------    -------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR.................................. $100,380    $77,084    $ 34,970
                                                                           ========    =======    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest.............................................................. $ 10,147    $13,067    $  6,495
    Income taxes..........................................................   35,862     28,369      14,638
    Income tax refunds....................................................   (1,280)       (70)       (330)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITY:
  Increase (decrease) in minimum pension liability and related intangible
    asset (Notes 4 and 8).................................................     (227)    (1,629)      1,283

          See accompanying notes to consolidated financial statements.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation -- The consolidated financial statements include the accounts of Pulitzer Publishing Company (the "Company") and its subsidiary companies. All significant intercompany transactions have been eliminated from the consolidated financial statements.

     Fiscal Year -- The Company's fiscal year ends on the last Sunday of the calendar year, which in 1995 resulted in a 14-week fourth quarter and a 53-week year. In 1994 and 1993, the fourth quarter was 13 weeks and the year was 52 weeks. For ease of presentation, the Company has used December 31 as the year-end.

     Cash Equivalents -- For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventory Valuation -- Inventory, which consists primarily of newsprint, is stated at the lower of cost (determined primarily using the last-in, first-out method) or market. If the first-in, first-out cost method had been used, inventory would have been $2,064,000 and $546,000 higher than reported at December 31, 1995 and 1994, respectively. Ink and other miscellaneous supplies are expensed as purchased.

     Program Rights -- Program rights represent license agreements for the right to broadcast programs over license periods which generally run from one to five years. The total cost of each agreement is recorded as an asset and liability when the license period begins and the program is available for broadcast. Program rights covering periods greater than one year are amortized over the license period using an accelerated method as the programs are broadcast. In the event that a determination is made that programs will not be used prior to the expiration of the license agreement, unamortized amounts are then charged to operations. Payments are made in installments as provided for in the license agreements. Program rights expected to be amortized in the succeeding year and payments due within one year are classified as current assets and current liabilities, respectively.

     Property and Depreciation -- Property is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the individual assets. Buildings are depreciated over 20 to 50 years and all other property over lives ranging from 3 to 15 years.

     Intangible Assets -- Intangible assets are stated net of applicable amortization. Intangibles in the amount of $1,520,000, related to acquisitions prior to the effective date of Accounting Principles Board Opinion No. 17 ("Opinion No. 17"), are not being amortized because, in the opinion of management, their value is of undeterminable duration. In addition, the intangible asset relating to the Company's additional minimum pension liability under Statement of Financial Accounting Standards No. 87 is adjusted, as necessary, when a new determination of the amount of the additional minimum pension liability is made annually. Intangibles consisting of goodwill, television licenses and network affiliations acquired subsequent to the effective date of Opinion No. 17 are being amortized over 40 years while all other intangible assets are being amortized over 4 to 21 years with the exception of all the intangible assets acquired in conjunction with the 1993 acquisition of WESH and KCCI (see Note 3) which are all being amortized over 15 years.

     Long-Lived Assets -- The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March 1995. This statement is effective for years beginning after December 15, 1995. The general requirements of this statement are applicable to the properties and intangible assets of the Company and require impairment to be considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company anticipates adopting this standard on January 1, 1996, and does not expect that it will have a material impact on its financial position or results of operations.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 -- CONTINUED

     Income Taxes -- Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been included in either the financial statements or tax returns of the Company. Under this asset and liability approach, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities by applying enacted statutory tax rates applicable to future years in which the differences are expected to reverse.

     Earnings Per Share of Stock -- Earnings per share of stock is computed using the weighted average number of Common and Class B shares outstanding during the applicable period, adjusted for the stock splits described in Note 7.

     Employee Benefit Plans -- The Company and its subsidiaries have several noncontributory pension plans covering substantially all of their employees. Benefits under the plans are generally based on salary and years of service. Plan funding strategies are influenced by tax regulations. Plan assets consist primarily of government bonds and corporate equity securities.

     The Company provides retiree medical and life insurance benefits under varying postretirement plans at several of its operating locations. The significant portion of these benefits result from plans at the St. Louis Post-Dispatch. All of the Company's postretirement benefits are funded on a pay-as-you-go basis.

     The Company provides postemployment disability benefits to certain employee groups of the St. Louis Post-Dispatch. These disability benefits paid to former employees prior to retirement are funded on a pay-as-you-go basis.

     Stock-Based Compensation Plans -- In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which requires adoption in 1996. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, but would be required to disclose pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting. The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption, whereas the disclosure requirements apply to all awards granted subsequent to December 31, 1994. The Company will adopt the disclosure requirements of SFAS 123 in fiscal year 1996 but will continue to recognize and measure compensation for its restricted stock and stock option plans in accordance with the existing provisions of APB 25.

     Use of Management Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates.

     Reclassifications -- Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform with the 1995 presentation.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 -- CONTINUED

2. AGENCY AGREEMENTS

     An agency operation between the Company and The Herald Company is conducted under the provisions of an Agency Agreement, dated March 1, 1961, as amended. For many years, the Post-Dispatch (owned by the Company) was the afternoon and Sunday newspaper serving St. Louis, and the Globe-Democrat (formerly owned by The Herald Company) was the morning paper and also published a weekend edition. Although separately owned, from 1961 through February 1984, the publication of both the Post-Dispatch and the Globe-Democrat was governed by the St. Louis Agency Agreement. From 1961 to 1979, the two newspapers controlled their own news, editorial, advertising, circulation, accounting and promotion responsibility for advertising, circulation, accounting and promotion for both newspapers. In February 1984, after a number of years of unfavorable financial results at the St. Louis Agency, the Globe-Democrat was sold by The Herald Company and the St. Louis Agency Agreement was revised to eliminate any continuing relationship between the two newspapers and to permit the repositioning of the daily Post-Dispatch as a morning newspaper. Following the renegotiation of the St. Louis Agency Agreement at the time of the sale of the Globe-Democrat, The Herald Company retained the contractual right to receive one-half the profits (as defined), and the obligation to share one-half the losses (as defined), of the operations of the St. Louis Agency, which from February 1984 forward consisted solely of the publication of the Post-Dispatch. The St. Louis Agency Agreement also provides for The Herald Company to share one-half the cost of, and to share in a portion of the proceeds from the sale of, capital assets used in the production of the Post-Dispatch. Under the St. Louis Agency Agreement, Pulitzer supervises, manages and performs all activities relating to the day-to-day publication of the Post-Dispatch and is solely responsible for the news and editorial policies of the newspaper. The consolidated financial statements of the Company include all the operating revenues and expenses of the St. Louis Agency relating to the Post-Dispatch.

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

     The following supplemental unaudited pro forma information shows the results of operations of the Company for the year ended December 31, 1993 adjusted for the acquisition of WESH and KCCI assuming such transaction and the related debt and equity financing had been consummated at the beginning of 1993.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 -- CONTINUED

The unaudited pro forma financial information is not necessarily indicative either of results of operations that would have occurred had the transaction occurred at the beginning of 1993, or of future results of operations.

                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                                                1993
                                                                           --------------
                                                                            (UNAUDITED)
                                                                           (IN THOUSANDS,
                                                                             EXCEPT PER
                                                                            SHARE DATA)
        Operating revenues -- net..........................................    $450,116
        Operating income...................................................    $ 48,646
        Income before cumulative effect of change in accounting
          principle........................................................    $ 21,026
        Net income.........................................................    $ 21,386
        Earnings per share of stock (common and Class B common):
          Income before cumulative effect of change in accounting
             principle.....................................................    $   1.30
          Net Income.......................................................    $   1.32
        Weighted average number of shares (common and Class B common)
          outstanding......................................................      16,186

4. INTANGIBLE ASSETS

     Intangible assets consist of:

                                                                        DECEMBER 31,
                                                                    --------------------
                                                                      1995        1994
                                                                    --------    --------
                                                                       (IN THOUSANDS)
        Television licenses and network affiliations.............   $107,115    $107,115
        Goodwill.................................................     12,393      12,393
        Intangible pension asset (Note 8)........................      2,977       3,204
        Other....................................................     42,491      42,491
                                                                    --------    --------
               Total.............................................    164,976     165,203
        Less accumulated amortization............................     47,506      39,788
                                                                    --------    --------
        Total intangible assets -- net...........................   $117,470    $125,415
                                                                    ========    ========

5. FINANCING ARRANGEMENTS

     Long-term debt consists of:

                                                                        DECEMBER 31,
                                                                    --------------------
                                                                      1995        1994
                                                                    --------    --------
                                                                       (IN THOUSANDS)
        Senior notes maturing in equal annual installments:
          8.8% due through 1997..................................   $ 28,750    $ 43,000
          6.76% due 1998-2001....................................     50,000      50,000
          7.22% due 2002-2005....................................     50,000      50,000
                                                                    --------    --------
               Total.............................................    128,750     143,000
        Less current portion.....................................     14,250      14,250
                                                                    --------    --------
        Total long-term debt.....................................   $114,500    $128,750
                                                                    ========    ========

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 -- CONTINUED

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

6. COMMITMENTS AND CONTINGENCIES

     At December 31, 1995, the Company and its subsidiaries had construction and equipment commitments of approximately $7,782,000 and commitments for program contracts payable and license fees of approximately $26,570,000.

     The Company is an investor in several limited partnerships and joint venture arrangements requiring future capital contributions. As of December 31, 1995, the Company's unfunded capital contribution commitment related to these investments was approximately $6,268,000.

     The Company and its subsidiaries are defendants in a number of lawsuits, some of which claim substantial amounts. While the results of litigation cannot be predicted, management believes the ultimate outcome of such litigation will not have a material adverse effect on the consolidated financial statements of the Company and its subsidiaries.

     In connection with the September 1986 purchase of the Company's Class B common stock, the Company agreed to make an additional payment to the selling stockholders in the event that prior to May 13, 2001, the stockholders receive dividends or distributions in excess of specified amounts in connection with the sale of more than 85% of the voting securities or equity of the Company, a merger, or a complete or partial liquidation or similar corporate transaction. Any payment pursuant to this requirement would be based upon a percentage of the dividend or distribution per share in excess of $20.96 increased by 15% compounded annually beginning May 12, 1986.

7. STOCKHOLDERS' EQUITY

     Each share of the Company's common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes on all matters. Holders of substantially all outstanding shares of Class B common stock, which represents 95.9% of the combined voting power of the Company, have deposited their shares in a voting trust (the "Voting Trust").

     During 1995, the Voting Trust Agreement dated January 17, 1991 was terminated and a new Voting Trust Agreement with similar terms was entered into.

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

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 -- CONTINUED

     On May 11, 1994, the Company's stockholders adopted the Pulitzer Publishing Company 1994 Stock Option Plan (the "1994 Plan"), replacing the Pulitzer Publishing Company 1986 Employee Stock Option Plan (the "1986 Plan"). The 1994 Plan provides for the issuance to key employees and outside directors of incentive stock options to purchase up to a maximum of 1,875,000 shares of common stock. Under the 1994 Plan, options to purchase 1,000 shares of common stock will be automatically granted to outside directors on the date following each annual meeting of the Company's stockholders and will vest on the date of the next annual meeting of the Company's stockholders. Total shares available for issue to outside directors under this automatic grant feature are limited to a maximum of 125,000. The issuance of all other options will be administered by the Compensation Committee of the Board of Directors, subject to the 1994 Plan's terms and conditions. Specifically, the exercise price per share may not be less than the fair market value of a share of common stock at the date of grant. In addition, exercise periods may not exceed ten years and the minimum vesting period is established at six months from the date of grant. Option awards to an individual employee may not exceed 187,500 shares in a calendar year.

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

     Stock option transactions during 1995, 1994 and 1993 are summarized as follows:

                                                                 SHARES      PRICE RANGE
                                                                --------    -------------
        Common Stock Options:
          Outstanding, January 1, 1993.......................    601,213    $12.36-$24.91
          Granted............................................    285,494    $24.00-$29.30
          Cancelled..........................................    (33,425)   $12.36-$24.73
          Exercised..........................................    (55,536)   $12.36-$24.91
                                                                ---------
        Outstanding, December 31, 1993.......................    797,746    $12.36-$29.30
          Granted............................................    173,737    $28.70-$29.00
          Cancelled..........................................    (22,871)   $15.64-$29.30
          Exercised..........................................    (49,834)   $12.36-$24.73
                                                                ---------
          Outstanding, December 31, 1994.....................    898,778    $12.36-$29.30
          Granted............................................    144,640    $40.63-$45.88
          Cancelled..........................................    (29,724)   $15.64-$29.30
          Exercised..........................................   (118,728)   $12.36-$29.30
                                                                ---------
          Outstanding, December 31, 1995.....................    894,966    $12.36-$45.88
                                                                =========
        Exercisable at:
          December 31, 1994..................................    560,548    $12.36-$29.30
                                                                =========
          December 31, 1995..................................    605,258    $12.36-$29.30
                                                                =========

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 -- CONTINUED

     At December 31, 1995, 1,565,165 shares remain available for grant under the Stock Plan.

                                                                 SHARES         PRICE
                                                                --------    -------------
        Common Stock Appreciation Rights:
          Outstanding, January 1, 1993.......................     50,875           $19.82
          Exercised..........................................    (22,687)          $19.82
                                                                ---------
          Outstanding, December 31, 1993 and 1994............     28,188           $19.82
          Cancelled..........................................     (7,637)          $19.82
          Exercised..........................................    (20,551)          $19.82
                                                                ---------
          Outstanding, December 31, 1995.....................         --
                                                                =========

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

     Prior to 1994, the Company granted stock awards under the 1986 Stock Plan. For grants awarded under both the 1994 and 1986 Stock Plans, compensation expense is recognized over the vesting period of the grants. Stock Purchase Plan transactions for 1995, 1994 and 1993 are summarized as follows:

                                                                 SHARES      PRICE RANGE
                                                                --------    -------------
        Common Stock Grants:
          Outstanding, January 1, 1993.......................      4,125    $15.63
          Granted............................................      3,250    $26.99
          Vested.............................................     (7,375)   $15.63-$26.99
                                                                ---------
          Outstanding, December 31, 1993.....................         --
          Granted............................................      3,632    $26.99-$28.53
          Vested.............................................       (455)   $26.99
                                                                ---------
          Outstanding, December 31, 1994.....................      3,177    $26.99-$28.53
          Granted............................................      6,660    $32.71
          Vested.............................................     (5,595)   $26.99-$32.71
                                                                ---------
          Outstanding, December 31, 1995.....................      4,242    $26.99-$32.71
                                                                =========

     At December 31, 1995, 302,208 shares remain available for grant or purchase under the 1994 Stock Plan.

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

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 -- CONTINUED

8. PENSION PLANS

     The pension cost components for 1995, 1994 and 1993 were as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                                   ------------------------------
                                                                     1995       1994       1993
                                                                   --------    -------    -------
                                                                           (IN THOUSANDS)
Service cost (for benefits earned during the year)..............   $  3,834    $ 4,463    $ 3,486
Interest cost on projected benefit obligation...................      8,057      7,515      6,936
Actual loss (return) on plan assets.............................    (17,541)     1,437     (7,038)
Net amortization and deferrals..................................     11,365     (7,779)     1,007
                                                                   --------    -------    -------
Net periodic pension cost.......................................   $  5,715    $ 5,636    $ 4,391
                                                                   ========    =======    =======

     The funded status of the Company's pension plans at December 31, 1995 and 1994 were as follows:

                                                                             1995        1994
                                                                           --------    --------
                                                                              (IN THOUSANDS)
Actuarial present value of:
  Vested benefit obligation.............................................   $106,552    $ 93,726
                                                                           ========    ========
  Accumulated benefit obligation........................................   $107,441    $ 94,392
                                                                           ========    ========
Projected benefit obligation............................................   $116,331    $105,719
Plan assets at fair value...............................................     94,032      75,276
                                                                           --------    --------
Plan assets less than projected benefit obligation......................    (22,299)    (30,443)
Unrecognized transition obligation, net.................................      1,760       1,982
Unrecognized net loss (gain)............................................     (1,881)      5,525
Unrecognized prior service cost.........................................       (257)       (280)
Additional minimum liability............................................     (2,977)     (3,204)
                                                                           --------    --------
Pension obligations.....................................................   $(25,654)   $(26,420)
                                                                           ========    ========

The projected benefit obligation was determined using assumed discount rates of 7.25% and 8% at December 31, 1995 and 1994, respectively. The expected long-term rate of return on plan assets was 8.5% for both 1995 and 1994. For those plans that pay benefits based on final compensation levels, the actuarial assumptions for overall annual rate of increase in future salary levels was 5% for December 31, 1995 and ranged from 6% to 6.5% for December 31, 1994.

     Certain of the Company's employees participate in multi-employer retirement plans sponsored by their respective unions. Amounts charged to operations, representing the Company's required contributions to these plans in 1995, 1994 and 1993 were approximately $731,000, $715,000 and $822,000, respectively.

     The Company also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees. Contributions by the Company amounted to approximately $1,494,000, $1,735,000 and $1,582,000 for 1995, 1994 and 1993, respectively.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 -- CONTINUED

9. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     Net periodic postretirement benefit cost components for 1995, 1994 and 1993 were as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1995       1994      1993
                                                                -------    ------    ------
                                                                      (IN THOUSANDS)
        Service cost (for benefits earned during the year)...   $   933    $1,462    $1,547
        Interest cost on accumulated postretirement benefit
          obligation.........................................     5,799     5,898     6,802
        Net amortization, deferrals and other components.....    (1,787)       13       404
                                                                -------    ------    ------
        Net periodic postretirement benefit cost.............   $ 4,945    $7,373    $8,753
                                                                =======    ======    ======

     The Company funds its postretirement benefit obligation on a pay-as-you-go basis, and, for 1995, 1994 and 1993 made payments of $4,071,000, $3,484,000 and
$3,561,000, respectively.

     The status of the Company's postretirement benefit plans at December 31, 1995 and 1994 were as follows:

                                                                       1995       1994
                                                                      -------    -------
                                                                        (IN THOUSANDS)
        Retirees and surviving beneficiaries.......................   $45,400    $39,336
        Actives eligible to retire.................................    18,917     16,396
        Other actives..............................................    12,893     16,181
                                                                      -------    -------
        Accumulated postretirement benefit obligation..............    77,210     71,913
        Unrecognized prior service gain............................     8,563     10,039
        Unrecognized net gain (loss)...............................     4,918      7,853
                                                                      -------    -------
        Accrued postretirement benefit cost........................   $90,691    $89,805
                                                                      =======    =======

     The preceding amounts for the December 31, 1995 and 1994 accrued postretirement benefit cost and the 1995, 1994 and 1993 net periodic postretirement benefit expense have not been reduced for The Herald Company's share of the respective amounts. However, pursuant to the St. Louis Agency Agreement (see Note 2), the Company has recorded a receivable for The Herald Company's share of the accrued postretirement benefit cost as of December 31, 1995 and 1994.

     For 1995 measurement purposes, health care cost trend rates of 11%, 10% and 9% were assumed for indemnity plans, PPO plans and HMO plans, respectively; these rates were assumed to decrease gradually to 6%, through the year 2008 and remain at that level thereafter. For 1994 measurement purposes, health care cost trend rates of 13%, 11% and 10% were assumed for indemnity plans, PPO plans and HMO plans, respectively; these rates were assumed to decrease gradually to 6%, through the year 2008 and remain at that level thereafter. The health care cost trend rate assumptions have a significant effect on the amount of obligation and expense reported. A 1% increase in these annual trend rates would have increased the accrued postretirement benefit cost at December 31, 1995 by approximately $1,370,000 and the 1995 annual net periodic postretirement benefit cost by approximately $1,374,000.

     Administrative costs related to indemnity plans were assumed to increase at a constant annual rate of 6% and 5% for 1995 and 1994, respectively. The assumed discount rate used in estimating the accumulated postretirement benefit obligation was 8% and 7% for 1995 and 1994, respectively.

     Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits ("SFAS 112"), to account for

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 -- CONTINUED

certain disability benefits at the St. Louis Post-Dispatch. SFAS 112 requires that the cost of these benefits provided to former employees prior to retirement be recognized on the accrual basis of accounting. Previously, the Company recognized its postemployment benefit costs when paid. The cumulative effect of adopting SFAS 112 was a reduction of 1994 net income of approximately $719,000 or $0.04 per share. After recording the cumulative effect adjustment, the Company's on-going expense under the new standard does not differ significantly from the prior pay-as-you-go basis.

     Under SFAS 112, the Company accrues the disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. As required by the standard, prior year financial statements have not been restated to reflect the change in accounting method.

     The Company's postemployment benefit obligation was $2,165,000 and $2,161,000 at December 31, 1995 and 1994, respectively.

10. INCOME TAXES

     Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). This change in accounting method was applied by recording a positive cumulative effect adjustment of $360,000 or $0.02 per share in the first quarter of 1993. The positive earnings impact of the cumulative effect adjustment resulted principally from the recalculation of certain deferred income taxes at the then current lower federal statutory rate as opposed to the higher tax rates which were in effect when certain of the deferred income taxes originated.

     Provisions for income taxes (benefits) consist of the following:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1995       1994       1993
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
        Current:
          Federal..........................................   $28,352    $25,156    $14,666
          State and local..................................     3,541      3,372      2,179
        Deferred:
          Federal..........................................    (1,641)    (2,264)    (1,419)
          State and local..................................      (206)      (304)      (166)
                                                              -------    -------    -------
             Total.........................................   $30,046    $25,960    $15,260
                                                              =======    =======    =======

     Under the Revenue Reconciliation Act of 1993, the marginal corporate tax rate was increased from 34% to 35%. The deferred tax benefit for 1993 was increased by approximately $225,000 to reflect this change.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 -- CONTINUED

     Factors causing the effective tax rate to differ from the statutory Federal income tax rate were:

                                                                YEARS ENDED DECEMBER 31,
                                                                ------------------------
                                                                1995      1994      1993
                                                                ----      ----      ----
                                                                     (IN THOUSANDS)
        Statutory rate.....................................      35%       35%       35%
        Favorable resolution of prior year federal
          and state tax issues.............................      (1)       (1)
        Amortization of intangibles........................                 1
        State and local income taxes,
          net of U.S. Federal income tax benefit...........       3         3         4
        Other-net..........................................       1         1         1
                                                                 --        --        --
             Effective rate................................      38%       39%       40%
                                                                 ==        ==        ==

     The Company's deferred tax assets and liabilities, net, which have been included in other assets in the statements of consolidated financial position as of December 31, 1995 and 1994, consisted of the following:

                                                                       1995       1994
                                                                      -------    -------
                                                                        (IN THOUSANDS)
        Deferred tax assets:
          Pensions and employee benefits...........................   $ 8,960    $ 8,240
          Postretirement benefit costs.............................    19,367     19,144
          Other....................................................       795        305
                                                                      -------    -------
             Total.................................................    29,122     27,689
                                                                      -------    -------
        Deferred tax liabilities:
          Depreciation.............................................     9,042      9,295
          Amortization.............................................     2,235      2,396
                                                                      -------    -------
             Total.................................................    11,277     11,691
                                                                      -------    -------
        Net deferred tax asset.....................................   $17,845    $15,998
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

     The Company had no valuation allowance for deferred tax assets as of December 31, 1995, 1994 and 1993.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has estimated the following fair value amounts for its financial instruments using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 -- CONTINUED

use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                   DECEMBER 31, 1995        DECEMBER 31, 1994
                                                 ---------------------    ---------------------
                                                             ESTIMATED                ESTIMATED
                                                 CARRYING      FAIR       CARRYING      FAIR
                                                  AMOUNT       VALUE       AMOUNT       VALUE
                                                 --------    ---------    --------    ---------
                                                                 (IN THOUSANDS)
        Assets:
          Cash and cash equivalents...........   $100,380    $ 100,380    $ 77,084    $  77,084
          Accounts receivable.................     64,524       64,524      62,943       62,943
        Liabilities:
          Accounts payable....................     14,145       14,145      14,458       14,458
          Program contracts payable...........      8,664        8,664       8,864        8,864
          Long-term debt......................    128,750      132,833     143,000      136,930

     Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and Program Contracts Payable -- The carrying amounts of these items are a reasonable estimate of their fair value.

     Long-Term Debt -- Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995 and 1994. Although management is not aware of any facts that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from the amounts presented herein.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 -- CONTINUED

12. BUSINESS SEGMENTS

     The Company's operations are divided into two business segments, publishing and broadcasting. The following is a summary of operations, assets and other data.

                                                                  AS OF AND FOR THE YEARS ENDED
                                                                           DECEMBER 31,
                                                                 --------------------------------
                                                                   1995        1994        1993
                                                                 --------    --------    --------
                                                                          (IN THOUSANDS)
OPERATING REVENUES:
  Publishing(a)...............................................   $269,388    $304,779    $290,146
  Broadcasting................................................    202,939     180,800     136,839
                                                                 --------    --------    --------
       Total..................................................   $472,327    $485,579    $426,985
                                                                 ========    ========    ========
OPERATING INCOME (LOSS):
  Publishing(a)...............................................   $ 25,393    $ 30,486    $ 23,702
  Broadcasting................................................     65,939      47,963      27,947
  Corporate...................................................     (4,666)     (3,871)     (3,692)
                                                                 --------    --------    --------
       Total..................................................   $ 86,666    $ 74,578    $ 47,957
                                                                 ========    ========    ========
TOTAL ASSETS:
  Publishing..................................................   $141,441    $136,818    $156,398
  Broadcasting................................................    253,252     254,410     270,250
  Corporate...................................................    100,380      77,084      34,970
                                                                 --------    --------    --------
       Total..................................................   $495,073    $468,312    $461,618
                                                                 ========    ========    ========
CAPITAL EXPENDITURES:
  Publishing..................................................   $  6,627    $  6,097    $  6,198
  Broadcasting................................................     16,307       7,216       7,391
                                                                 --------    --------    --------
       Total..................................................   $ 22,934    $ 13,313    $ 13,589
                                                                 ========    ========    ========
DEPRECIATION & AMORTIZATION:
  Publishing(a)...............................................   $  4,307    $  6,128    $  6,938
  Broadcasting................................................     22,843      24,358      16,854
                                                                 --------    --------    --------
       Total..................................................   $ 27,150    $ 30,486    $ 23,792
                                                                 ========    ========    ========
OPERATING MARGINS
  (Operating income to revenues):
  Publishing(a)(b)............................................      14.1%       14.8%       11.8%
  Broadcasting................................................      32.5%       26.5%       20.4%

-------------------------
(a) Publishing operations for 1994 and 1993 include the results of Pulitzer Community Newspapers, Inc., which was sold on December 22, 1994 (See Note
    3).

(b) Operating margins for publishing stated with St. Louis Agency adjustment (which is recorded as an operating expense in the accompanying consolidated financial statements) added back to publishing operating income.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 -- CONTINUED

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Operating results for the years ended December 31, 1995 and 1994 by quarters are as follows:

                                                1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER     TOTAL
                                                -----------    -----------    -----------    -----------    --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995
OPERATING REVENUES -- NET:...................    $ 108,523      $ 120,626      $ 111,607      $ 131,571     $472,327
                                                  --------       --------       --------       --------     --------
OPERATING EXPENSES:
  Operations.................................       44,189         46,652         47,089         52,083      190,013
  Selling, general and administrative........       37,871         38,349         38,228         41,548      155,996
  St. Louis Agency adjustment................        3,288          3,402          2,079          3,733       12,502
  Depreciation and amortization..............        6,709          6,722          6,803          6,916       27,150
                                                  --------       --------       --------       --------     --------
    Total operating expenses.................       92,057         95,125         94,199        104,280      385,661
                                                  --------       --------       --------       --------     --------
  Operating income...........................       16,466         25,501         17,408         27,291       86,666
                                                  --------       --------       --------       --------     --------
  Interest income............................        1,259          1,212          1,253          1,479        5,203
  Interest expense...........................       (2,712)        (2,493)        (2,400)        (2,566)     (10,171)
  Net other expense..........................         (457)          (707)          (491)          (675)      (2,330)
                                                  --------       --------       --------       --------     --------
INCOME BEFORE PROVISION FOR INCOME TAXES.....       14,556         23,513         15,770         25,529       79,368
PROVISION FOR INCOME TAXES...................        5,703          9,197          6,073          9,073       30,046
                                                  --------       --------       --------       --------     --------
NET INCOME...................................    $   8,853      $  14,316      $   9,697      $  16,456     $ 49,322
                                                  ========       ========       ========       ========     ========
EARNINGS PER SHARE OF STOCK (Common and Class
  B Common)..................................    $    0.54      $    0.88      $    0.59      $    1.00     $   3.02
                                                  ========       ========       ========       ========     ========
WEIGHTED AVERAGE NUMBER OF SHARES (Common and
  Class B Common Stock Outstanding)..........       16,290         16,363         16,378         16,384       16,350
                                                  ========       ========       ========       ========     ========
                                                1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER     TOTAL
                                                -----------    -----------    -----------    -----------    --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
1994
OPERATING REVENUES -- NET:...................    $ 111,391      $ 122,730      $ 116,944      $ 134,514     $485,579
                                                  --------       --------       --------       --------     --------
OPERATING EXPENSES:
  Operations.................................       46,697         46,638         46,870         51,365      191,570
  Selling, general and administrative........       42,933         43,448         42,378         45,480      174,239
  St. Louis Agency adjustment................        2,719          4,233          3,452          4,302       14,706
  Depreciation and amortization..............        7,562          7,580          7,604          7,740       30,486
                                                  --------       --------       --------       --------     --------
    Total operating expenses.................       99,911        101,899        100,304        108,887      411,001
                                                  --------       --------       --------       --------     --------
  Operating income...........................       11,480         20,831         16,640         25,627       74,578
                                                  --------       --------       --------       --------     --------
  Interest income............................          377            430            514            650        1,971
  Interest expense...........................       (3,316)        (3,084)        (2,682)        (2,927)     (12,009)
  Net other expense..........................         (248)          (445)          (347)         2,370        1,330
                                                  --------       --------       --------       --------     --------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE..................................        8,293         17,732         14,125         25,720       65,870
PROVISION FOR INCOME TAXES...................        3,410          7,232          5,771          9,547       25,960
                                                  --------       --------       --------       --------     --------

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 -- CONTINUED

                                                1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER     TOTAL
                                                -----------    -----------    -----------    -----------    --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE.......................        4,883         10,500          8,354         16,173       39,910
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF APPLICABLE INCOME
  TAXES......................................         (719)                                                     (719)
                                                ----------     ----------     ----------     ----------     --------
NET INCOME...................................    $   4,164      $  10,500      $   8,354      $  16,173     $ 39,191
                                                ==========     ==========     ==========     ==========     ========
EARNINGS PER SHARE OF STOCK
  (Common and Class B Common)
Income before cumulative effect of change in
  accounting principle.......................    $    0.30      $    0.65      $    0.51      $    0.99     $   2.45
Cumulative effect of change in accounting
  principle..................................        (0.04)                                                    (0.04)
                                                ----------     ----------     -----------    ----------     --------
    Total....................................    $    0.26      $    0.65      $    0.51      $    0.99     $   2.41
                                                ==========     ==========     ==========     ==========     ========
WEIGHTED AVERAGE NUMBER OF SHARES (Common and
  Class B Common Stock Outstanding)..........       16,221         16,238         16,249         16,261       16,241
                                                ==========     ==========     ==========     ==========     ========

     In the fourth quarter of 1995, a state tax examination was settled favorably resulting in a reduction of income tax expense of approximately $900,000 or $0.06 per share for the quarter.

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

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Management" in the Company's definitive Proxy Statement to be used in connection with the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be used in connection with the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be used in connection with the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENT LIST

     1. Financial Statements

          The following financial statements are set forth in Part II, Item 8 of this report.

     PULITZER PUBLISHING COMPANY AND SUBSIDIARIES:

          (i) Independent Auditors' Report.

          (ii) Statements of Consolidated Income for each of the Three Years in the Period Ended December 31, 1995.

          (iii) Statements of Consolidated Financial Position at December 31, 1995 and 1994.

          (iv) Statements of Consolidated Stockholders' Equity for each of the Three Years in the Period Ended December 31, 1995.

          (v) Statements of Consolidated Cash Flows for each of the Three Years in the Period Ended December 31, 1995.

          (vi) Notes to Consolidated Financial Statements for the Three Years in the Period Ended December 31, 1995.

     2. Supplementary Data and Financial Statement Schedules

          (i) Supplementary unaudited data with respect to quarterly results of operations is set forth in Part II, Item 8 of this Report.

          (ii) The following financial statement schedule and opinion thereon are filed as a part of this Report:

                                                                           SEQUENTIAL PAGE
                                                                           ---------------
        Independent Auditors' Report....................................          49
        Schedule II -- Valuation and Qualifying Accounts and Reserves...          50

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

     3. Exhibits Required by Securities and Exchange Commission Regulation S-K

     (a) The following exhibits are filed as part of this report:

EXHIBIT NO.                                                                         SEQUENTIAL PAGE
-----------                                                                         ---------------
 9.1         Voting Trust Agreement, dated June 19, 1995 between the holders of voting trust certificates and Michael E. Pulitzer, Emily Rauh Pulitzer,
             Ronald H. Ridgway, Nicholas G. Penniman IV, Ken J. Elkins, William F.
             Woo and David Moore. ..................................................        53
 9.2         Termination Agreement, dated June 19, 1995 between the holders of voting trust certificates and Michael E. Pulitzer, Emily Rauh Pulitzer,
             Ronald H. Ridgway, Nicholas G. Penniman IV, Ken J. Elkins, William F.
             Woo and David Moore. ..................................................        86
10.8.1       Amendment, dated October 25, 1995, to Pulitzer Retirement Savings
             Plan. .................................................................        97
10.14        Pulitzer Publishing Company Senior Executive Deferred Compensation
             Plan. .................................................................       100
21           Subsidiaries of Registrant.............................................       104
23           Independent Auditors' Consent..........................................       105
24           Power of Attorney......................................................       106
27           Financial Data Schedule................................................       107

     (b) The following exhibits are incorporated herein by reference:

3.1       --  Restated Certificate of Incorporation of the Company.(iii)
3.2       --  By-Laws of the Company restated as of June 23, 1993.(ix)
4.1       --  Form of Certificate for Common Stock.(iii)
10.1      --  Agreement, dated January 1, 1961, between the Pulitzer Publishing Company, a
              Missouri corporation, and the Globe-Democrat Publishing Company, as amended on
              September 4, 1975, April 12, 1979 and December 22, 1983.(i)
10.2.1    --  Amended and Restated Joint Operating Agreement, dated December 30, 1988 between
              Star Publishing Company and Citizen Publishing Company.(v)
10.2.2    --  Partnership Agreement, dated December 30, 1988 between Star Publishing Company and
              Citizen Publishing Company.(v)
10.3      --  Agreement, dated as of May 12, 1986, among the Pulitzer Publishing Company,
              Clement C. Moore, II, Gordon C. Weir, William E. Weir, James R. Weir, Kenward G.
              Elmslie, Stephen E. Nash and Manufacturers Hanover Trust Company, as Trustees and
              Christopher Mayer.(i)
10.4      --  Letter Agreement, dated September 29, 1986, among the Pulitzer Publishing Company,
              Trust Under Agreement Made by David E. Moore, Frederick D. Pulitzer, Michael E.
              Pulitzer, Jr., Robert S. Pulitzer, Joseph Pulitzer, IV, Joseph Pulitzer, Jr.,
              Michael E. Pulitzer, Stephen E. Nash and Manufacturers Hanover Trust Company, as
              Trustees, Kenward G. Elmslie, Gordon C. Weir, William E. Weir, James R. Weir,
              Peter W. Quesada, T. Ricardo Quesada, Elinor P. Hempelmann, The Moore Foundation,
              Inc., Mariemont Corporation, Z Press Inc. and Clement C. Moore, II.(ii)
10.5      --  Letter Agreement, dated May 12, 1986, among the Pulitzer Publishing Company, Peter
              W. Quesada, T. Ricardo Quesada, Kate Davis Pulitzer Quesada and Elinor P.
              Hempelmann.(i)
10.6      --  Agreement, dated as of September 29, 1986, among the Pulitzer Publishing Company,
              Peter W. Quesada, T. Ricardo Quesada, Kate Davis Pulitzer Quesada and Elinor
              Hempelmann.(ii)
10.7.1    --  Amendment, dated March 9, 1992, to the Pulitzer Publishing Annual Incentive
              Plan.(vi)
10.7.2    --  Annual Incentive Compensation Plan.(iii)
10.8.2    --  Amendment, dated January 24, 1995, to Pulitzer Retirement Savings Plan.(xi)
10.8.3    --  Amended and restated Pulitzer Retirement Savings Plan.(xi)
10.9      --  Amended and restated Joseph Pulitzer Pension Plan.(xi)
10.10     --  Amended and restated Pulitzer Publishing Company Pension Plan.(xi)

10.11     --  Restated Supplemental Executive Benefit Pension Plan.(vii)
10.12     --  Employment Agreement, dated October 1, 1986, between the Pulitzer Publishing
              Company and Joseph Pulitzer, Jr.(i)
10.13     --  Employment Agreement, dated January 2, 1986, between the Pulitzer Publishing
              Company and Michael E. Pulitzer.(i)
10.15     --  Consulting Agreement, dated May 1, 1993, between Pulitzer Publishing Company and
              Glenn A. Christopher.(ix)
10.16     --  Supplemental Executive Retirement Pay Agreement dated June 5, 1984, between the
              Pulitzer Publishing Company and Glenn A. Christopher.(i)
10.17     --  Letter Agreement, dated October 26, 1984, between the Pulitzer Publishing Company and Glenn A. Christopher.(i)
10.18     --  Letter Agreement, dated October 21, 1986, between the Pulitzer Publishing Company and David E. Moore.(i)
10.19     --  Pulitzer Publishing Company 1994 Key Employees' Restricted Stock Purchase Plan.(x)
10.20.1   --  Amendment, dated April 20, 1995, to Pulitzer Publishing Company 1994 Stock Option
              Plan.(xii)
10.20.2   --  Pulitzer Publishing Company 1994 Stock Option Plan.(x)
10.21     --  Registration Rights Agreement.(i)
10.22     --  Note Agreement, dated April 22, 1987, between the Pulitzer Publishing Company and
              The Prudential Insurance Company of America.(iv)
10.23     --  Employment Agreement, dated May 10, 1955, between the Pulitzer Publishing Company and Joseph Pulitzer, Jr.(ii)
10.24     --  Note Agreement, dated June 30, 1993, between Pulitzer Publishing Company and The
              Prudential Insurance Company of America.(viii)

-------------------------
(i) Incorporated by reference to Registration Statement on Form S-1 (No. 33-9953) filed with the Securities and Exchange Commission on November 4, 1986.

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

(viii) Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1993.

(ix) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(x) Incorporated by reference to the Company's definitive Proxy Statement used in connection with the 1994 Annual Meeting of Stockholders.

(xi) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(xii) Incorporated by reference to the Company's definitive Proxy Statement used in connection with the 1995 Annual Meeting of Stockholders.

     (c) Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the fourth quarter of fiscal year 1995.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pulitzer Publishing Company:

We have audited the consolidated financial statements of Pulitzer Publishing Company and its subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 9, 1996; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Pulitzer Publishing Company and its subsidiaries, listed in the accompanying index at Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 9, 1996

                                                                     SCHEDULE II

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

           SCHEDULE II -- VALUATION & QUALIFYING ACCOUNTS & RESERVES FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 & 1993

                                          BALANCE AT     CHARGED TO    CHARGED TO                     BALANCE
                                           BEGINNING      COSTS &        OTHER                       AT END OF
              DESCRIPTION                  OF PERIOD      EXPENSES      ACCOUNTS      DEDUCTIONS      PERIOD
---------------------------------------   -----------    ----------    ----------     ----------     ---------
                                                                     (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1995
Valuation Accounts:
  Allowance for Doubtful Accounts......     $ 2,135        $1,538         $247(a)       $1,911(b)     $ 2,009
Reserves:
  Accrued Medical Plan.................         789         4,907            0           5,135(c)         561
  Workers Compensation.................       2,327         1,192            0           1,514          2,005
YEAR ENDED DECEMBER 31, 1994
Valuation Accounts:
  Allowance for Doubtful Accounts......     $ 2,575        $2,010         $159(a)       $2,609(b)     $ 2,135
Reserves:
  Accrued Medical Plan.................         526         6,070            0           5,807(c)         789
  Workers Compensation.................       1,765         2,023            0           1,461          2,327
YEAR ENDED DECEMBER 31, 1993
Valuation Accounts:
  Allowance for Doubtful Accounts......     $ 2,357        $1,935         $625(a)       $2,342(b)     $ 2,575
Reserves:
  Accrued Medical Plan.................       2,000         3,850            0           5,324(c)         526
  Workers Compensation.................       1,100         1,922            0           1,257          1,765

-------------------------
(a) -- Accounts reinstated, cash recoveries, etc.

(b) -- Accounts written off, except 1994 which also includes $761 related to sale of PCN.

(c) -- Amount represents:

                                           1995      1994      1993
                                          ------    ------    ------
            Claims paid................   $4,660    $5,383    $5,101
            Service fees...............      548       460       522
            Cash refunds...............      (73)      (36)     (299)
                                          ------    ------    ------
                                          $5,135    $5,807    $5,324
                                          ======    ======    ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1996.

                                          PULITZER PUBLISHING COMPANY

                                          By:       /s/ Michael E. Pulitzer
                                          --------------------------------------
                                                     Michael E. Pulitzer,
                                                    Chairman, President and
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the dates indicated.

              SIGNATURE                                 TITLE                        DATE
-------------------------------------     ---------------------------------     ---------------
       /s/ Michael E. Pulitzer            Director, Chairman, President and     March 26, 1996
-------------------------------------          Chief Executive Officer
        (Michael E. Pulitzer)               (Principal Executive Officer)
        /s/ Ronald H. Ridgway                   Director; Senior Vice           March 26, 1996
-------------------------------------           President -- Finance
         (Ronald H. Ridgway)                  (Principal Financial and
                                                 Accounting Officer)
           Ken J. Elkins*                       Director; Senior Vice           March 26, 1996
-------------------------------------               President --
           (Ken J. Elkins)                     Broadcasting Operations
           David E. Moore*                            Director                  March 26, 1996
-------------------------------------
          (David E. Moore)
      Nicholas G. Penniman IV*                  Director; Senior Vice           March 26, 1996
-------------------------------------     President -- Newspaper Operations
      (Nicholas G. Penniman IV)
         Peter J. Repetti *                           Director                  March 26, 1996
-------------------------------------
         (Peter J. Repetti)
        Emily Rauh Pulitzer*                          Director                  March 26, 1996
-------------------------------------
        (Emily Rauh Pulitzer)
           Alice B. Hayes*                            Director                  March 26, 1996
-------------------------------------
          (Alice B. Hayes)
       James M. Snowden, Jr.*                         Director                  March 26, 1996
-------------------------------------
       (James M. Snowden, Jr.)

                                          By:        /s/ Ronald H. Ridgway
                                          --------------------------------------
                                                      Ronald H. Ridgway*
                                                    attorney-in-fact

                          PULITZER PUBLISHING COMPANY

                 REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1995

                                 EXHIBIT INDEX

EXHIBIT NO.                                                                           SEQUENTIAL PAGE
-----------                                                                           ---------------
9.1           Voting Trust Agreement, dated June 19, 1995 between the holders of voting trust certificates and Michael E. Pulitzer, Emily Rauh
              Pulitzer, Ronald H. Ridgway, Nicholas G. Penniman IV, Ken J. Elkins,
              William F. Woo and David Moore........................................        53
9.2           Termination Agreement, dated June 19, 1995 between the holders of voting trust certificates and Michael E. Pulitzer, Emily Rauh
              Pulitzer, Ronald H. Ridgway, Nicholas G. Penniman IV, Ken J. Elkins,
              William F. Woo and David Moore........................................        86
10.8.1        Amendment, dated October 25, 1995, to Pulitzer Retirement Savings
              Plan..................................................................        97
10.14         Pulitzer Publishing Company Senior Executive Deferred Compensation
              Plan..................................................................        100
21            Subsidiaries of Registrant............................................        104
23            Independent Auditors' Consent.........................................        105
24            Power of Attorney.....................................................        106
27            Financial Data Schedule...............................................        107