Form 10-Q
period 1996-03-31
PULITZER PUBLISHING CO
filed 1996-05-15
CIK 805357

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

         (Mark One)
         /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended MARCH 31, 1996
                                OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ________________

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


                CLASS                               OUTSTANDING 4/30/96
         --------------------                   --------------------------
           COMMON STOCK                                4,742,432
         CLASS B COMMON STOCK                         11,669,412

================================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


                                         First Quarter Ended
                                              March 31,
                                        -----------------------
OPERATING REVENUES - NET:                1996            1995
                                        ------           ----
 Publishing:                                   (Unaudited)
  Advertising                           $39,913         $37,954
  Circulation                            19,039          18,776
  Other                                   7,237           7,071
 Broadcasting                            49,517          44,722
                                        -------         -------
     Total operating revenues           115,706         108,523
                                        -------         -------
OPERATING EXPENSES:
 Publishing operations                   32,938          28,576
 Broadcasting operations                 16,271          15,613
 Selling, general and administrative     39,492          37,871
 St. Louis Agency adjustment              1,758           3,288
 Depreciation and amortization            6,741           6,709
                                        -------         -------
     Total operating expenses            97,200          92,057
                                        -------         -------

Operating income                         18,506          16,466

Interest income                           1,428           1,259
Interest expense                         (2,389)         (2,712)
Net other expense                          (708)           (457)
                                        -------         -------

INCOME BEFORE PROVISION FOR INCOME
 TAXES                                   16,837          14,556

PROVISION FOR INCOME TAXES                6,596           5,703
                                        -------         -------

NET INCOME                              $10,241          $8,853
                                        =======          ======
EARNINGS PER SHARE OF STOCK
 (COMMON AND CLASS B COMMON):           $  0.62          $ 0.54
                                        =======          ======
WEIGHTED AVERAGE NUMBER OF SHARES
 (COMMON AND CLASS B COMMON STOCK)
 OUTSTANDING                             16,398          16,290
                                        =======          ======

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS)

                                                                 March 31,         December 31,
                                                                   1996                1995
                                                                -----------        ------------
                                                                (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                         $112,569            $100,380
 Trade accounts receivable (less allowance for doubtful
  accounts of  $2,192 and $2,009)                                    59,885              64,524
 Inventory                                                            4,987               6,190
 Prepaid expenses and other                                           8,624               7,041
 Program rights                                                       6,209               8,824
                                                                   --------            --------
     Total current assets                                           192,274             186,959
                                                                   --------            --------
PROPERTIES:
 Land                                                                11,781              11,779
 Buildings                                                           60,999              60,794
 Machinery and equipment                                            174,550             173,165
 Construction in progress                                            11,722               8,745
                                                                   --------            --------
     Total                                                          259,052             254,483
 Less accumulated depreciation                                      140,069             135,296
                                                                   --------            --------
     Properties - net                                               118,983             119,187
                                                                   --------            --------
INTANGIBLE AND OTHER ASSETS:
 Intangible assets - net of applicable amortization                 115,566             117,470
 Receivable from The Herald Company                                  42,918              43,696
 Other                                                               32,000              27,761
                                                                   --------            --------
     Total intangible and other assets                              190,484             188,927
                                                                   --------            --------
        TOTAL                                                      $501,741            $495,073
                                                                   ========            ========

                                                       (Continued)

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       March 31,            December 31,
                                                                         1996                  1995
                                                                      ----------            -----------
                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Trade accounts payable                                                  $12,627               $14,145
 Current portion of long-term debt                                        14,250                14,250
 Salaries, wages and commissions                                           9,822                11,757
 Income taxes payable                                                      7,275                 2,618
 Program contracts payable                                                 6,386                 8,664
 Interest payable                                                          2,287                 3,415
 Pension obligations                                                       1,023                 1,023
 Other                                                                     4,878                 2,234
                                                                        --------             ---------
     Total current liabilities                                            58,548                58,106
                                                                        --------             ---------
LONG-TERM DEBT                                                           114,500               114,500
                                                                        --------             ---------
PENSION OBLIGATIONS                                                       25,362                24,631
                                                                        --------             ---------
POSTRETIREMENT AND POSTEMPLOYMENT
 BENEFIT OBLIGATIONS                                                      93,334                92,856
                                                                        --------             ---------
OTHER LONG-TERM LIABILITIES                                                5,404                 6,209
                                                                        --------             ---------
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 25,000,000 shares
  authorized; issued and outstanding - none
 Common stock, $.01 par value; 100,000,000 shares authorized;
  issued - 4,754,340 in 1996 and 4,704,268 in 1995                            47                    47
 Class B common stock, convertible, $.01 par value; 50,000,000 shares authorized; issued - 20,445,050 in 1996 and
  20,474,050 in 1995                                                         205                   205
 Additional paid-in capital                                              126,036               125,539
 Retained earnings                                                       266,141               260,816
                                                                        --------             ---------
     Total                                                               392,429               386,607
 Treasury stock - at cost; 16,975 and 16,712 shares of common stock in 1996 and 1995, respectively, and 8,775,638 shares of
  Class B common stock in 1996 and 1995                                 (187,836)             (187,836)
                                                                        --------             ---------
     Total stockholders' equity                                          204,593               198,771
                                                                        --------             ---------
      TOTAL                                                             $501,741              $495,073
                                                                        ========             =========

                                                         (Concluded)
See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)


                                                                        First Quarter Ended
                                                                             March 31,
                                                                       --------------------
                                                                       1996             1995
                                                                       ----             ----
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $10,241          $8,853
 Adjustments to reconcile net income to net cash provided by operating activities:
 Non-cash items:
  Depreciation                                                          4,781           4,743
  Amortization of intangibles                                           1,960           1,966
  Incremental increase in postretirement and postemployment
   benefit obligations                                                    478             518
  Changes in assets and liabilities which provided (used) cash:
   Trade accounts receivable                                            4,640           4,185
   Inventory                                                            1,203          (1,996)
   Other assets                                                          (414)           (380)
   Trade accounts payable and other liabilities                        (3,787)         (2,588)
   Income taxes payable                                                 4,657             336
   Program rights - net of contracts payable                              (46)             82
                                                                     --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              23,713          15,719
                                                                     --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                  (4,570)         (5,247)
 Increase in notes receivable                                          (4,993)            215
                                                                     --------        --------
NET CASH USED IN INVESTING ACTIVITIES                                  (9,563)         (5,032)
                                                                     --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                                        (2,458)         (2,206)
 Proceeds from exercise of stock options                                  497             781
                                                                     --------        --------
NET CASH USED IN FINANCING ACTIVITIES                                  (1,961)         (1,425)
                                                                     --------        --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              12,189           9,262

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                              100,380          77,084
                                                                     --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $112,569        $ 86,346
                                                                     ========        ========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.  ACCOUNTING POLICIES

    Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Pulitzer Publishing Company's financial position as of March 31, 1996 and the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

2.  DIVIDENDS

    In the first quarter of 1995, two dividends of $0.135 per share were declared, payable on February 1, 1995 and May 1, 1995. In the second quarter of 1995, a dividend of $0.135 per share was declared, payable on August 1, 1995. In the third quarter of 1995, a dividend of $0.135 per share was declared, payable on November 1, 1995. In the first quarter of 1996, two dividends of $0.15 per share were declared, payable on February 1, 1996 and May 1, 1996.

    In addition, a five-for-four stock split (payable in the form of a 25 percent common and Class B common stock dividend) was declared by the Company's Board of Directors on January 4, 1995. The dividend was distributed on January 24, 1995 to stockholders of record on January 13, 1995.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


3.  BUSINESS SEGMENTS

    The Company's operations are divided into two business segments, publishing and broadcasting. The following is a summary of operating data by segment (in thousands):

                                          First Quarter Ended
                                               March 31,
                                       -----------------------
                                       1996             1995
                                       -----            -----
                                            (Unaudited)
Operating revenues:
 Publishing                          $ 66,189         $ 63,801
 Broadcasting                          49,517           44,722
                                     --------         --------
    Total                            $115,706         $108,523
                                     ========         ========
Operating income (loss):
 Publishing                          $  4,798         $  6,154
 Broadcasting                          14,995           11,372
 Corporate                             (1,287)          (1,060)
                                     --------         --------
    Total                            $ 18,506         $ 16,466
                                     ========         ========
Depreciation and amortization:
 Publishing                          $  1,122         $  1,017
 Broadcasting                           5,619            5,692
                                     --------         --------
    Total                            $  6,741         $  6,709
                                     ========         ========
Operating margins
 (Operating income to revenues):
  Publishing (a)                          9.9%            14.8%
  Broadcasting                           30.3%            25.4%

     (a) Operating margins for publishing stated with St. Louis Agency adjustment added back to publishing operating income.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


4.  ACQUISITION OF PROPERTIES

    Subsequent to the end of the first quarter, on May 4, 1996, the Company entered into an agreement to purchase the stock of Scripps League Newspapers, Inc. ("SLN"), a privately owned company that publishes 16 daily newspapers serving smaller cities, primarily in the West and Midwest, and a number of non-daily publications. The purchase includes all of the operating assets of the newspapers as well as working capital and intangibles. The agreement gives SLN the option of excluding three smaller daily newspapers and two non-daily publications from the sale and is subject to various closing conditions. Depending upon the actual number of papers the Company purchases, the purchase price will range from $230 million to $240 million, including about $25 million in working capital. It is anticipated that the SLN acquisition will be financed by a combination of cash and borrowings from banks and an institutional lender. The Company anticipates a July 1, 1996 closing date for the acquisition.

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

CONSOLIDATED

     Operating revenues for the first quarter of 1996 increased 6.6 percent, to $115.7 million from $108.5 million for the first quarter of 1995. The increase reflected gains in both broadcasting and publishing revenues.
     Operating expenses, excluding the St. Louis Agency adjustment, for the 1996 first quarter increased 7.5 percent, to $95.4 million from $88.8 million in the first quarter of 1995. The increase was primarily attributable to increased newsprint costs of $3.1 million and higher overall personnel costs of $2.1 million.
     Operating income in the 1996 first quarter increased 12.4 percent, to $18.5 million from $16.5 million in the first quarter of 1995. The 1996 increase reflected higher operating income in the broadcasting segment, resulting from increased advertising revenues.
     Interest expense decreased to $2.4 million in the 1996 first quarter from $2.7 million in the first quarter of 1995 due to lower debt levels. The Company's average debt level for the 1996 first quarter decreased to $128.8 million from $143 million in the first quarter of 1995. The Company's average interest rate for the first quarter of 1996 decreased slightly to 7.4 percent from 7.6 percent in the 1995 first quarter. Interest income increased $169,000 due to a higher average balance of invested funds in the 1996 first quarter.
     The effective income tax rate for the first quarter of 1996 was 39.2 percent, unchanged from the prior year first quarter. It is expected that, on an annual basis, the effective tax rate for 1996 will be in the 39 percent range, approximately the same as the effective rate for the full year of 1995.
     Net income in the 1996 first quarter increased 15.7 percent to $10.2 million, or $0.62 per share, compared with $8.9 million, or $0.54 per share, in the first quarter of 1995. The gain in net income reflected an increase in the broadcasting segment's operating profits, primarily as a result of higher advertising revenues.

PUBLISHING

     Operating revenues from the Company's publishing segment for the first quarter of 1996 increased 3.7 percent, to $66.2 million from $63.8 million in the first quarter of 1995. The increase reflected higher advertising revenues, particularly classified, at both newspaper properties.
     Newspaper advertising revenues increased $2 million (5.2 percent) in the first quarter of 1996. Higher advertising volume generated $1.9 million of the 1996 first quarter increase while slightly higher average rates contributed approximately $100,000. The average rates for the 1996 first quarter were affected by a significant increase in part run advertising inches which more than offset declines in full run inches. In the first quarter of 1995, both the St. Louis Post-Dispatch ("Post-Dispatch") and The Arizona Daily
Star ("Star") implemented rate increases for most advertising categories, ranging from 4 percent to 6 percent and 6 percent to 8 percent, respectively. In November 1995, additional rate increases, ranging from 7.5 percent to
9.5 percent, were implemented at the Star. On January 1, 1996, rate increases, averaging 6 percent for most advertising categories, were implemented at the Post-Dispatch.

Circulation revenues increased $263,000 (1.4   percent) in the first quarter
of 1996. The benefit ($785,000) of circulation price increases was offset by revenue declines ($522,000) due to average circulation decreases. Average daily and Sunday circulation of the Post-Dispatch for the first quarter of 1996 was 322,221 and 540,850 compared to 333,212 and 555,693 for the corresponding 1995 period, decreases of 3.3 percent and 2.7 percent, respectively. Effective February 5, 1995, the home-delivered price of the Sunday Post-Dispatch was increased $1.00 per month. In addition, the home-delivered price of the daily Star was increased $0.80 per month, effective March 27, 1995. Operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the publishing segment, excluding the St. Louis Agency adjustment, increased 9.7 percent to $59.6 million for the 1996 first quarter compared to $54.4 million for the same period in the prior year. The higher expense resulted primarily from increased newsprint cost of $3.1 million, reflecting the impact of newsprint price increases, and higher overall personnel costs of $1.2 million. Operating income from the Company's publishing activities for the first quarter of 1996 decreased 22 percent to $4.8 million from $6.2 million due primarily to increased newsprint cost which exceeded revenue gains for the quarter .

     Higher newsprint prices added approximately $3.1 million to 1996 first-quarter newsprint expense ($1.7 million after giving effect to the St. Louis Agency adjustment). Since the most recent price increase on September 1, 1995, the Company's average cost per metric ton for newsprint has remained in the range of $745. The Company has negotiated somewhat lower prices with some of its newsprint suppliers effective June 1, 1996. On a 52-week basis, the Company's 1995 annual newsprint cost and metric tons consumed, after giving effect to the St. Louis Agency adjustment, were approximately $31.5 million and 46,700 tons, respectively.

BROADCASTING

     Broadcasting operating revenues for the first quarter of 1996 increased
10.7 percent, to $49.5 million from $44.7 million in the first quarter of 1995. Local and national spot advertising increased 8.8 percent and 15.4 percent, respectively. The first quarter of 1996 included increased political advertising of approximately $1.2 million.
     Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the first quarter of 1996 increased 3.5 percent, to $34.5 million from $33.4 million in the first quarter of the prior year. The increase was primarily attributable to higher overall personnel costs of $1 million.
     Operating income from the broadcasting segment increased 31.9 percent to $15 million from $11.4 million, due to increased advertising revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Outstanding debt, inclusive of the short-term portion of long-term debt, as of March 31, 1996, was $128.8 million, unchanged from the balance at December 31, 1995. The Company's borrowings consisted of fixed-rate senior notes with The Prudential Insurance Company of America ("Prudential"). On April 22, 1996, the Company made a scheduled repayment of $14.3 million under its Senior Note Agreement maturing in 1997.
     The Company's Senior Note Agreements with Prudential require it to maintain certain financial ratios, place restrictions on the payment of dividends and prohibit new borrowings, except as permitted thereunder.
     On May 4, 1996, the Company entered into an agreement to purchase the stock of Scripps League Newspapers, Inc. ("SLN"), a privately owned company that publishes 16 daily newspapers serving smaller cities, primarily in the West and Midwest, and a number of non-daily publications. The agreement gives SLN the option of excluding three smaller daily newspapers and two non-daily publications from the sale and is subject to various closing conditions. Depending upon the actual number of papers the Company purchases, the purchase price will range from $230 million to $240 million, including about $25 million in working capital. It is anticipated that the SLN acquisition will be financed by a combination of cash and borrowings from banks and an institutional lender.

As of March 31, 1996, commitments for capital expenditures were approximately $8.2 million, relating to normal capital equipment replacements. Capital expenditures to be made in fiscal 1996 are estimated to be approximately $22 million. Commitments for film contracts and license fees as of March 31, 1996 were approximately $27.3 million. In addition, as of March 31, 1996, the Company had capital contribution commitments of approximatley $6.3 million related to investments in two limited partnerships.

At March 31, 1996, the Company had working capital of $133.7 million and a current ratio of 3.28 to 1. This compares to working capital of $128.9 million and a current ratio of 3.22 to 1 at December 31, 1995. The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, film contract and license fees, working capital requirements, debt installments and dividend payments.

                          PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
     On May 4, 1996, the Company entered into an agreement to purchase the stock of Scripps League Newspapers, Inc. ("Scripps League"). Summary information concerning the acquisition is included in Note 4 to the Consolidated Financial Statements included in Item 1 of this report. The terms of the purchase are more fully described in the Stock Purchase Agreement filed as Exhibit 2 of this report.

     Financial statements and pro forma financial information related to the Scripps League acquisition required by Item 7. (a) and (b) of the Securities and Exchange Act Form 8-K are not available at the time of this filing but will be filed within 60 days.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a) The following exhibits are filed as part of this report:


         2 Stock Purchase Agreement by and among Pulitzer Publishing Company and Mr. Edward W. Scripps, Mrs. Betty Knight Scripps, and the Edward W. Scripps and Betty Knight Scripps Charitable Remainder Unitrust dated as of May, 4, 1996

         27  Financial Data Schedule


     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter for which this report was filed.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PULITZER PUBLISHING COMPANY
                                                     (Registrant)



Date:  May 15, 1996                        /s/  Ronald H. Ridgway
                                     ---------------------------------------
                                              (Ronald H. Ridgway)
                                      Director; Senior Vice-President-Finance
                                        (on behalf of the Registrant and
                                         as principal financial officer)

                                 EXHIBIT INDEX




   EXHIBIT NUMBER                   TITLE OR DESCRIPTION

       2 Stock Purchase Agreement by and among Pulitzer Publishing Company and Mr. Edward W. Scripps, Mrs. Betty Knight Scripps,and The Edward W. Scripps and Betty Knight Scripps Charitable Remainder Unitrust dated as of May 4, 1996.

       27             Financial Data Schedule