Form 10-Q
period 1996-06-30
PULITZER PUBLISHING CO
filed 1996-08-14
CIK 805357

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         __________________________


                                   FORM 10-Q

(Mark One)
          /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended JUNE 30, 1996
                                       OR
          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
          For the transition period from__________________to_________________

                         COMMISSION FILE NUMBER 1-9329

                         __________________________


                          PULITZER PUBLISHING COMPANY
             (Exact name of registrant as specified in its charter)

                         __________________________


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

                         __________________________


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

                         __________________________


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                                   Outstanding 7/31/96
         --------------------                            --------------------
             Common Stock                                     4,794,573
         Class B Common Stock                                11,666,632

                       Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(In thousands, except earnings per share data)

                                                          Second Quarter Ended           Two Quarters Ended
                                                                June 30,                      June 30,
                                                          -----------------------        -----------------------
OPERATING REVENUES - NET:                                   1996           1995            1996           1995
                                                          --------      ---------        --------       --------
  Publishing:                                                 (Unaudited)                    (Unaudited)
    Advertising                                            $42,541        $40,357        $82,454         $78,311
    Circulation                                             18,755         18,813         37,794          37,589
    Other                                                    7,225          7,687         14,462          14,758
  Broadcasting                                              59,053         53,769        108,570          98,491
                                                          --------       --------       --------       ---------
              Total operating revenues                     127,574        120,626        243,280         229,149
                                                          --------       --------       --------       ---------

OPERATING EXPENSES:
  Publishing operations                                     33,093         31,016         66,031          59,592
  Broadcasting operations                                   16,472         15,636         32,743          31,249
  Selling, general and administrative                       40,724         38,349         80,216          76,220
  St. Louis Agency adjustment                                2,873          3,402          4,631           6,690
  Depreciation and amortization                              6,745          6,722         13,486          13,431
                                                          --------       --------       --------       ---------
              Total operating expenses                      99,907         95,125        197,107         187,182
                                                          --------       --------       --------       ---------

  Operating income                                          27,667         25,501         46,173          41,967

  Interest income                                            1,347          1,212          2,775           2,471
  Interest expense                                          (2,154)        (2,493)        (4,543)         (5,205)
  Net other expense                                           (290)          (707)          (998)         (1,164)
                                                          --------       --------       --------       ---------


INCOME BEFORE PROVISION FOR
  INCOME TAXES                                              26,570         23,513         43,407          38,069

PROVISION FOR INCOME TAXES                                  10,385          9,197         16,981          14,900
                                                          --------       --------       --------       ---------

NET INCOME                                                 $16,185        $14,316        $26,426         $23,169
                                                          ========       ========       ========       =========

EARNINGS PER SHARE OF STOCK
  (COMMON AND CLASS B COMMON)                                $0.99          $0.88          $1.61           $1.42
                                                          ========       ========       ========       =========

WEIGHTED AVERAGE NUMBER OF
  SHARES (COMMON AND CLASS B
  COMMON STOCK) OUTSTANDING                                 16,434         16,363         16,417          16,322
                                                          ========       ========       ========       =========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(In thousands)

                                                                                 June 30,              December 31,
                                                                                   1996                    1995
                                                                                 --------              ------------
                                                                                (Unaudited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                     $108,354                $100,380
  Trade accounts receivable (less allowance for doubtful
    accounts of  $2,099 and $2,009)                                               68,455                  64,524
  Inventory                                                                        4,871                   6,190
  Prepaid expenses and other                                                       8,166                   7,041
  Program rights                                                                   3,538                   8,824
                                                                                --------                --------
         Total current assets                                                    193,384                 186,959
                                                                                --------                --------

PROPERTIES:
  Land                                                                            11,105                  11,779
  Buildings                                                                       67,803                  60,794
  Machinery and equipment                                                        180,519                 173,165
  Construction in progress                                                         3,309                   8,745
                                                                                --------                --------
         Total                                                                   262,736                 254,483
                                                                                --------                --------
  Less accumulated depreciation                                                  144,625                 135,296
                                                                                --------                --------
  Properties - net                                                               118,111                 119,187
                                                                                --------                --------

INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of applicable amortization                             113,638                 117,470
  Receivable from The Herald Company                                              42,293                  43,696
   Other                                                                          34,300                  27,761
                                                                                --------                --------

         Total intangible and other assets                                       190,231                 188,927
                                                                                --------                --------

              TOTAL                                                             $501,726                $495,073
                                                                                ========                ========


                                                                     (Continued)

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(In thousands, except share data)

                                                                                    June 30,              December 31,
                                                                                     1996                    1995
                                                                                  -----------             ------------
                                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                              $16,536                 $14,145
  Current portion of long-term debt                                                    14,500                  14,250
  Salaries, wages and commissions                                                      10,601                  11,757
  Income taxes payable                                                                  2,975                   2,618
  Program contracts payable                                                             3,806                   8,664
  Interest payable                                                                      3,153                   3,415
  Pension obligations                                                                   1,023                   1,023
  Other                                                                                 4,687                   2,234
                                                                                     --------               ---------
              Total current liabilities                                                57,281                  58,106
                                                                                     --------               ---------

LONG-TERM DEBT                                                                        100,000                 114,500
                                                                                     --------               ---------

PENSION OBLIGATIONS                                                                    26,246                  24,631
                                                                                     --------               ---------

POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                                  93,816                  92,856
                                                                                     --------               ---------

OTHER LONG-TERM LIABILITIES                                                             5,084                   6,209
                                                                                     --------               ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 25,000,000 shares
    authorized; issued and outstanding - none
  Common stock, $.01 par value; 100,000,000 shares authorized;
    issued - 4,808,345 in 1996 and 4,704,268 in 1995                                       48                      47
  Class B common stock, convertible, $.01 par value; 50,000,000 shares authorized; issued - 20,443,550 in 1996 and
    20,474,050 in 1995                                                                    205                     205
  Additional paid-in capital                                                          127,028                 125,539
  Retained earnings                                                                   279,854                 260,816
                                                                                     --------               ---------
              Total                                                                   407,135                 386,607
  Treasury stock - at cost; 16,975 and 16,712 shares of common stock in 1996 and 1995, respectively, and 8,775,638 shares of
    Class B common stock in 1996 and 1995                                            (187,836)               (187,836)
                                                                                     --------               ---------
              Total stockholders' equity                                              219,299                 198,771
                                                                                     --------               ---------

                   TOTAL                                                             $501,726                $495,073
                                                                                     ========               =========


                                                                     (Concluded)
See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

                                                                                      Two Quarters Ended
                                                                                           June 30,
                                                                                 -----------------------------
                                                                                   1996              1995
                                                                                 -----------       -----------
                                                                                         (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $26,426           $23,169
  Adjustments to reconcile net income to net cash provided by operating activities:
    Non-cash items:
      Depreciation                                                                   9,558             9,496
      Amortization of intangibles                                                    3,928             3,935
      Incremental increase in postretirement and postemployment
          benefit obligations                                                          960               775
      Changes in assets and liabilities which provided (used) cash:
          Trade accounts receivable                                                 (3,930)           (3,475)
          Inventory                                                                  1,319             2,109
          Other assets                                                               2,281            (1,452)
          Trade accounts payable and other liabilities                               2,280              (408)
          Income taxes payable                                                         357            (3,554)
          Program rights - net of contracts payable                                    192                76
                                                                                  --------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           43,371            30,671
                                                                                  --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                             (10,141)          (10,692)
  Investment in limited partnerships                                                (2,477)           (2,512)
  (Increase) decrease in notes receivable                                           (5,099)            1,852
                                                                                  --------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                              (17,717)          (11,352)
                                                                                  --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on long-term debt                                                     (14,250)          (14,250)
  Dividends paid                                                                    (4,919)           (4,407)
  Proceeds from exercise of stock options                                            1,489             2,129
                                                                                  --------         ---------
NET CASH USED IN FINANCING ACTIVITIES                                              (17,680)          (16,528)
                                                                                  --------         ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            7,974             2,791

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                                          100,380            77,084
                                                                                  --------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $108,354           $79,875
                                                                                  ========         =========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.   ACCOUNTING POLICIES

     Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Pulitzer Publishing Company's financial position as of June 30, 1996 and the results of operations and cash flows for the six-month periods ended June 30, 1996 and 1995. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

     Fiscal Year and Fiscal Quarters - The Company's fiscal year and second fiscal quarter end on the Sunday coincident with or prior to December 31 and June 30, respectively. For ease of presentation, the Company has used December 31 as the year end and June 30 as the second quarter end.

     Earnings Per Share of Stock - Earnings per share of stock have been computed using the weighted average number of common and Class B common shares outstanding during the applicable period.

2.   DIVIDENDS

     In the first quarter of 1995, two dividends of $0.135 per share were declared, payable on February 1, 1995 and May 1, 1995. In the second quarter of 1995, a dividend of $0.135 per share was declared, payable on August 1, 1995. In the third quarter of 1995, a dividend of $0.135 per share was declared, payable on November 1, 1995. In the first quarter of 1996, two dividends of $0.15 per share were declared, payable on February 1, 1996 and May 1, 1996. In the second quarter of 1996, a dividend of $0.15 per share was declared, payable on August 1, 1996.

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

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


3.   BUSINESS SEGMENTS

     The Company's operations are divided into two business segments, publishing and broadcasting. The following is a summary of operating data by segment (in thousands):

                                                 Second Quarter Ended            Two Quarters Ended
                                                       June 30,                       June 30,
                                                 -------------------------      -----------------------
                                                   1996           1995            1996           1995
                                                 --------        ---------      ---------     ---------
     Operating revenues:                                 (Unaudited)                   (Unaudited)
        Publishing                                $68,521         $66,857       $134,710       $130,658
        Broadcasting                               59,053          53,769        108,570         98,491
                                                 --------        --------       --------       --------
              Total                              $127,574        $120,626       $243,280       $229,149
                                                 ========        ========       ========       ========

     Operating income (loss):
        Publishing                                 $5,666          $6,814        $10,464        $12,968
        Broadcasting                               23,391          19,759         38,386         31,131
        Corporate                                  (1,390)         (1,072)        (2,677)        (2,132)
                                                 --------        --------       --------       --------
              Total                               $27,667         $25,501        $46,173        $41,967
                                                 ========        ========       ========       ========

     Depreciation and amortization:
        Publishing                                 $1,125          $1,041         $2,247         $2,058
        Broadcasting                                5,620           5,681         11,239         11,373
                                                 --------        --------       --------       --------
              Total                                $6,745          $6,722        $13,486        $13,431
                                                 ========        ========       ========       ========

     Operating margins
        (Operating income to revenues):
         Publishing (a)                             12.5%           15.3%          11.2%          15.0%
         Broadcasting                               39.6%           36.7%          35.4%          31.6%


     (a) Operating margins for publishing stated with St. Louis Agency adjustment added back to publishing operating income.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


4.   ACQUISITION OF PROPERTIES

     Subsequent to the end of the second quarter, on July 1, 1996, the Company acquired in a purchase transaction all of the stock of Scripps League Newspapers, Inc. ( SLN ), a privately owned company that publishes 16 daily newspapers serving smaller cities, primarily in the West and Midwest, and a number of non-daily publications. The purchase price of $214 million (excluding acquisition costs) includes all of the operating assets of the newspapers as well as working capital of approximately $7 million and intangibles. The purchase price is subject to certain adjustments based upon final SLN working capital balances at
     June 30, 1996.   The SLN acquisition was financed by long-term borrowings
     of $135 million (see Note 5) and cash of $79 million.

     The following supplemental unaudited pro forma information shows the results of operations of the Company for the six-month periods ended June 30, 1996 and 1995 adjusted for the acquisition of SLN assuming such transaction and the related debt financing had been consummated at the beginning of each of the respective years. The unaudited pro forma financial information is not necessarily indicative either of results of operations that would have occurred had the transaction occurred at the beginning of the respective years, or of future results of operations (in thousands, except per share amounts).

                                    Two Quarters Ended
                                         June 30,
                                   --------------------
                                    1996         1995
                                   --------     -------
                                       (Unaudited)
Operating revenues - net          $276,107     $260,706
                                  ========     ========

Operating income                   $49,142      $44,802
                                  ========     ========

Net income                         $23,093      $19,591
                                  ========     ========


Earnings per share of stock
  (common and Class B common):       $1.41        $1.20
                                  ========     ========

Weighted average number of shares
  (common and Class B common)
  outstanding                       16,417       16,322
                                  ========     ========

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


5.   FINANCING ARRANGEMENTS

     Long-term debt consists of (in thousands):

                                                         June 30,          December 31,
                                                           1996                1995
                                                       ----------          -------------
     Senior notes maturing in equal
       annual installments:
       8.8%  due through 1997                            $14,500              $28,750
       6.76% due 1998-2001                                50,000               50,000
       7.22% due 2002-2005                                50,000               50,000
                                                        --------            ---------
     Total                                               114,500              128,750
     Less current portion                                 14,500               14,250
                                                        --------            ---------

     Total long-term debt                               $100,000             $114,500
                                                        ========            =========



     On July 1,  1996, in connection with  the acquisition of  SLN (see Note
     4), the Company issued to The Prudential Insurance Company of America $85,000,000 principal amount of 7.86 percent Senior Notes due 2008
     ("Notes").   In addition,  on July 1, 1996, the Company entered into a
     credit agreement with The First National Bank of Chicago as Agent for a group of lenders ("FNBC"), providing for a $50,000,000 five year variable rate revolving credit facility ("Credit Agreement"). The Company immediately borrowed the full amount under the Credit Agreement and used the proceeds along with the proceeds from the Notes to partially finance the SLN acquisition.

     The Notes mature in equal annual installments beginning July 25, 2001. All borrowings under the Credit Agreement are due on the facility s July 2, 2001 termination date. Prior to the credit facility's termination,
     loans  may be borrowed,  repaid and  reborrowed by  the Company.   In
     addition, the Company has the option to repaid any borrowings and terminate the credit facility prior to its scheduled maturity.

     The Credit Agreement allows the Company to elect the interest rate applicable to a borrowing under the facility between a daily floating rate or the Eurodollar rate plus 0.225 percent. The initial interest rate on the Credit Agreement borrowings with FNBC is 5.875 percent.

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


RECENT EVENTS

        On July 1, 1996, the Company acquired in a purchase transaction all of the stock of Scripps League Newspapers, Inc. ("SLN"), a privately owned company that publishes 16 daily newspapers serving smaller cities, primarily in the West and Midwest, and a number of non-daily publications. The significant portion of the $214 million purchase price will be allocated to fixed and intangible assets whose depreciation and amortization is not tax deductible. Such depreciation, and amortization, as well as increased interest expense and transition costs resulting from the acquisition, are expected to negatively impact the Company's net income for at least the next two years. However, the Company's after tax cash flow may, depending on the financial performance of the newspapers and other factors, be favorably impacted. After tax cash flow is defined as net income plus depreciation and amortization. See Note 4 of Notes to Consolidated Financial Statements for pro forma information regarding the acquisition.


CONSOLIDATED

        Operating revenues for the second quarter and first six months of 1996 increased 5.8 percent and 6.2 percent, respectively, compared to the
corresponding periods in  the preceding year.   The  increases reflected gains
in both broadcasting and publishing revenues.

        Operating expenses, excluding the St. Louis Agency adjustment, for the second quarter and first six months of 1996 increased 5.8 percent and 6.6 percent, respectively, compared to the corresponding periods in the preceding year. The increases were primarily attributable to increased newsprint costs ($1.5 million - second quarter and $4.6 million - year to date) and higher overall personnel costs ($1.9 million - second quarter and $4.1 million - year to date).

        Operating income for the second quarter and first six months of 1996 increased to $27.7 million (8.5 percent) and $46.2 million (10 percent), respectively. The 1996 increases reflected higher operating income in the broadcasting segment, resulting from increased advertising revenues.

        Interest expense decreased $339,000 in the 1996 second quarter and $662,000 in the first six months due to lower debt levels. The Company's average debt level for the second quarter and the first six months of 1996 decreased to $117.8 million and $123.3 million from $132.8 million and $137.9 million in the respective periods of the prior year. The Company's average interest rate for the second quarter and the first six months of 1996 decreased slightly to 7.3 percent and 7.4 percent, respectively, from 7.5 percent and 7.6 percent in the prior year periods. Interest income for the second quarter and first six months of 1996 increased $135,000 and $304,000, respectively, due to slightly higher average balances of invested funds.

        The effective income tax rate for both the second quarter and the first six months of 1996 was 39.1 percent, unchanged from the corresponding periods in the prior year. It is expected that the Company's effective tax rate will increase in the second half of 1996 due to significant nondeductible goodwill amortization resulting from the acquisition of SLN on July 1, 1996.

        Net income in the 1996 second quarter increased 13.1 percent to $16.2 million, or $0.99 per share, compared with $14.3 million, or $0.88 per share,
in  the second quarter of 1995.   Net income for the first  six months of 1996
increased 14.1 percent to $26.4 million, or $1.61 per share, compared with $23.2 million, or $1.42 per share, a year ago. The gains in net income reflected increases in the broadcasting segment's operating profits, primarily as a result of higher advertising revenues.

PUBLISHING

        Operating revenues from the Company's publishing segment for the second quarter and first six months of 1996 increased 2.5 percent and 3.1 percent, respectively, compared to the corresponding periods in the preceding year. The increases primarily reflected higher advertising revenues at the St. Louis Post-Dispatch ("Post-Dispatch").

        Newspaper  advertising revenues  increased  $2.2  million (5.4 percent) in  the 1996  second quarter  and $4.1 million (5.3  percent) in the
first six  months of 1996.   The  second quarter increase  resulted from higher
overall advertising volume which generated additional revenue of $2.7 million, partially offset by the effect of lower average rates ($500,000).
Similarly, the year to date increase resulted from higher overall advertising volume which generated additional revenue of $4.5 million, partially offset by the effect of lower average rates ($400,000). The average rates for the 1996 second quarter and six-month period were affected by significant increases in part run advertising inches which more than offset declines in full run inches. In the first quarter of 1995, both the Post-Dispatch and The Arizona Daily Star ("Star") implemented rate increases for most advertising categories, ranging from 4 percent to 6 percent and 6 percent to 8 percent, respectively. In November 1995, additional rate increases, ranging from 7.5 percent to 9.5 percent, were implemented at the
Star.   On January 1,  1996, rate  increases, averaging 6 percent for most advertising categories, were implemented at the Post-Dispatch.

        Circulation revenues for the second quarter of 1996 were unchanged from the prior year at $18.8 million and increased $205,000 (0.5 percent) for the first six months of 1996. The 1996 year to date increase resulted from an $864,000 revenue increase due to higher average prices, partially offset by a revenue decline of $659,000 due to average circulation decreases. Average daily and Sunday circulation of the Post-Dispatch for the second quarter of 1996 was 324,054 and 543,151 compared to 325,249 and 543,778 for the  corresponding 1995 period,  decreases of  0.4 percent and  0.1 percent,
respectively.   Effective February  5, 1995, the  home-delivered price  of the
Sunday Post- Dispatch was increased $1.00 per month. In addition, the home-delivered price of the daily Star was increased $0.80 per month, effective March 27, 1995.

        Operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the publishing segment, excluding the St. Louis Agency adjustment, increased 5.9 percent and 7.8 percent, respectively, for the second quarter and first six months of
1996.   The  higher expenses resulted  primarily from increased newsprint  cost
($1.5 million - second quarter and $4.6 million - year to date), reflecting the impact of newsprint price increases, and higher overall personnel costs ($900,000 - second quarter and $2.1 million - year to date).

        Operating income from the Company's publishing activities for the second quarter of 1996 decreased 16.8 percent to $5.7 million from $6.8
million.   For  the year to  date period,  operating income declined
19.3 percent to $10.5 million from $13 million. The declines resulted primarily from the significant increase in newsprint cost.

        Since June 1, 1996, the Company has purchased newsprint inventory at lower prices than the average cost incurred during the first half of 1996. If the current market situation continues during the second half of the year, the Company's publishing segment results will be favorably impacted by the lower cost of newsprint. On a 52-week basis, the Company's 1995 annual newsprint cost and metric tons consumed, after giving effect to the St. Louis Agency adjustment, were approximately $31.5 million and 46,700 tons, respectively.


BROADCASTING

        Broadcasting operating revenues for the second quarter and first six months of 1996 increased 9.8 percent and 10.2 percent over the comparable
1995 periods.   Local  spot advertising  increased 11.1  percent and  10.1 percent, respectively, for the second quarter and first six months of 1996, and national spot advertising increased 10.3 percent and 12.6 percent, respectively, for the second quarter and six-month period. The second quarter and first six months of 1996 included increased political advertising of approximately $1.4 million and $2.6 million, respectively.

        Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the second quarter and first six months of 1996 increased 4.9 percent and 4.2 percent, respectively, compared to the prior year periods. The increases were primarily attributable to higher overall personnel costs of $1 million and $2 million for the second quarter and first six months of 1996, respectively.

        Operating income from the broadcasting segment in the 1996 second quarter increased 18.4 percent to $23.4 million from $19.8 million and in the first six months increased 23.3 percent to $38.4 million from $31.1 million. The increases for both periods resulted from increased advertising revenues.


LIQUIDITY AND CAPITAL RESOURCES

        Outstanding debt, inclusive of the short-term portion of long-term debt, as of June 30, 1996, was $114.5 million, compared with $128.8
million  at  December 31,  1995.   The decrease  since the  prior  year end
reflects a scheduled repayment of $14.3 million under the Company's Senior Note
Agreement maturing in 1997.   As of June 30, 1996, the  Company's long-term
borrowings consisted of fixed-rate senior notes with The Prudential Insurance Company of America ( Prudential).

        The Company's Senior Note Agreements with Prudential require it to maintain certain financial ratios, place restrictions on the payment of dividends and prohibit new borrowings, except as permitted thereunder.

        On July 1, 1996, in connection with the acquisition of SLN, the Company issued $85 million of fixed rate senior notes to Prudential and entered into a $50 million credit agreement with The First National Bank of
Chicago as Agent for  a group  of lenders  ("FNBC").   The Company  immediately
borrowed the full amount under the FNBC Credit Agreement to partially finance the SLN acquisition. See Notes 4 and 5 of Notes to Consolidated Financial Statements for additional information regarding the acquisition and long-term borrowings.

        As of June 30, 1996, commitments for capital expenditures were approximately $4.8 million, relating to normal capital equipment replacements. Capital expenditures to be made in fiscal 1996 are estimated to be approximately $22 million. Commitments for film contracts and license fees
as  of June 30, 1996  were approximately $27.2 million.   In addition, as of
June 30, 1996, the Company had capital contribution commitments of approximately $3.8 million related to investments in two limited partnerships.

        At June 30, 1996, the Company had working capital of $136.1 million and a current ratio of 3.38 to 1. This compares to working capital of $128.9 million and a current ratio of 3.22 to 1 at December 31, 1995.

        The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, film contract and license fees, working capital requirements, debt installments and dividend payments.

                         Part II.  OTHER INFORMATION



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        (a)      The Annual Meeting of Stockholders was held on April 24, 1996.

        (b) The following directors were reelected at the Annual Meeting of Stockholders:

                 Emily Rauh Pulitzer
                 Alice B. Hayes
                 James M. Snowden, Jr.

                 The following directors continued their term of office after the Annual Meeting of Stockholders:

                 Michael E. Pulitzer
                 Ronald H. Ridgway
                 Peter J. Repetti
                 David E. Moore
                 Ken J. Elkins
                 Nicholas G. Penniman IV


        (c) The following nominees for election as director received the votes indicated:


                                                          For              Withheld         Abstain
                                                          ---              --------         -------
                 Emily Rauh Pulitzer                     120,380,822           0             289,922
                 Alice B. Hayes                          120,500,838           0             169,906
                 James M. Snowden, Jr.                   120,217,897           0             452,847

                 The amendment to the Pulitzer Publishing Company 1994 Stock Option Plan was approved by the vote indicated:

                 For:                                    119,128,060
                 Against:                                  1,525,213
                 Broker non-votes:                                 0
                 Abstain:                                     17,471

                 The selection of Deloitte & Touche as the Company's independent auditors was approved by the vote indicated:

                 For:                                    120,661,720
                 Against:                                      3,681
                 Broker non-votes:                                 0
                 Abstain:                                      5,343

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K



      (a)  The following exhibits are filed as part of this report:

           10.1 Note Agreement with Prudential Insurance Company of America dated as of July 1, 1996

           10.2 Credit Agreement with The First National Bank of Chicago, as Agent, dated as of July 1, 1996

           27    Financial Data Schedule

           The following exhibit is incorporated herein by reference to Exhibit A of the Company's definitive Proxy Statement used in connection with the 1996 Annual Meeting of Stockholders:

           10.3 Amendment to the Pulitzer Publishing Company 1994 Stock Option Plan


      (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K on June 24, 1996.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PULITZER PUBLISHING COMPANY
                                                (Registrant)

Date:  August 14, 1996                        /s/  Ronald H. Ridgway
                                         -----------------------------------
                                                  (Ronald H. Ridgway)
                                        Director; Senior Vice-President-Finance
                                              (on behalf of the Registrant
                                          and as principal financial officer)

                                EXHIBIT INDEX


Exhibit Number                                     Title or Description

      10.1         Note Agreement with Prudential Insurance Company of America dated as of July 1, 1996

      10.2         Credit Agreement with The First National Bank of Chicago,
                            as Agent, dated as of July 1, 1996

      27                     Financial Data Schedule