Form 10-Q
period 1996-09-30
PULITZER PUBLISHING CO
filed 1996-11-12
CIK 805357

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                   FORM 10-Q

         (Mark One)
         /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1996
                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                       ------------------  -----------------

                         COMMISSION FILE NUMBER 1-9329

                           --------------------------

                          PULITZER PUBLISHING COMPANY
             (Exact name of registrant as specified in its charter)

                           --------------------------

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

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           YES /X/             NO / /

                           --------------------------
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                          CLASS          OUTSTANDING 10/31/96
                   --------------------  --------------------

                   COMMON STOCK                     6,420,248
                   CLASS B COMMON STOCK            15,555,492

================================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)



                                            Third Quarter Ended              Three Quarters Ended
                                               September 30,                     September 30,
                                        ---------------------------       ---------------------------
OPERATING REVENUES - NET:                 1996               1995           1996               1995
                                        --------           --------       --------           --------
Publishing:                                     (Unaudited)                       (Unaudited)
 Advertising                            $ 53,428           $ 39,629       $135,882           $117,940
 Circulation                              21,910             18,468         59,704             56,057
 Other                                     9,479              7,223         23,941             21,981
Broadcasting                              54,048             46,287        162,618            144,778
                                        --------           --------       --------           --------
      Total operating revenues           138,865            111,607        382,145            340,756
                                        --------           --------       --------           --------
OPERATING EXPENSES:
 Publishing operations                    37,454             31,380        103,485             90,972
 Broadcasting operations                  16,653             15,709         49,396             46,958
 Selling, general and administrative      45,603             38,228        125,819            114,448
 St. Louis Agency adjustment               3,627              2,079          8,258              8,769
 Depreciation and amortization             8,897              6,803         22,383             20,234
                                        --------           --------       --------           --------
        Total operating expenses         112,234             94,199        309,341            281,381
                                        --------           --------       --------           --------
Operating income                          26,631             17,408         72,804             59,375


Interest income                              664              1,253          3,439              3,724
Interest expense                          (4,543)            (2,400)        (9,086)            (7,605)
Net other expense                           (821)              (491)        (1,819)            (1,655)
                                        --------           --------       --------           --------
INCOME BEFORE PROVISION FOR
 INCOME TAXES                             21,931             15,770         65,338             53,839
PROVISION FOR INCOME TAXES                 8,967              6,073         25,948             20,973
                                        --------           --------       --------           --------
NET INCOME                              $ 12,964           $  9,697       $ 39,390           $ 32,866
                                        ========           ========       ========           ========
EARNINGS PER SHARE OF STOCK
 (COMMON AND CLASS B COMMON)            $   0.59           $   0.44       $   1.80           $   1.51
                                        ========           ========       ========           ========
WEIGHTED AVERAGE NUMBER OF
 SHARES (COMMON AND CLASS B
 COMMON STOCK) OUTSTANDING                21,949             21,838         21,908             21,786
                                        ========           ========       ========           ========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS)

                                                           September 30,  December 31,
                                                              1996           1995
                                                          -------------  ------------
                                                           (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                     $ 54,243      $100,380
 Trade accounts receivable (less allowance for doubtful
  accounts of  $2,451 and $2,009)                                70,513        64,524
Inventory                                                         6,268         6,190
Prepaid expenses and other                                        7,694         7,041
Program rights                                                   11,221         8,824
                                                               --------      --------
      Total current assets                                      149,939       186,959
                                                               --------      --------
PROPERTIES:
 Land                                                            14,840        11,779
 Buildings                                                       79,118        60,794
 Machinery and equipment                                        214,534       173,165
 Construction in progress                                         4,203         8,745
                                                               --------      --------
        Total                                                   312,695       254,483
Less accumulated depreciation                                   150,078       135,296
                                                               --------      --------
       Properties - net                                         162,617       119,187
                                                               --------      --------
INTANGIBLE AND OTHER ASSETS:
 Intangible assets - net of applicable amortization             294,610       117,470
 Receivable from The Herald Company                              42,945        43,696
 Other                                                           20,958        27,761
                                                               --------      --------
       Total intangible and other assets                        358,513       188,927
                                                               --------      --------
         TOTAL                                                 $671,069      $495,073
                                                               ========      ========

                                                                     (Continued)

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    September 30,       December 31,
                                                                        1996                1995
                                                                    -------------       ------------
                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Trade accounts payable                                                 $  27,471          $  14,145
 Current portion of long-term debt                                         14,705             14,250
 Salaries, wages and commissions                                           13,309             11,757
 Income taxes payable                                                       1,575              2,618
 Program contracts payable                                                 10,612              8,664
 Interest payable                                                           3,374              3,415
 Pension obligations                                                        1,023              1,023
 Other                                                                      6,649              2,234
                                                                        ---------          ---------
        Total current liabilities                                          78,718             58,106
                                                                        ---------          ---------
LONG-TERM DEBT                                                            235,410            114,500
                                                                        ---------          ---------
PENSION OBLIGATIONS                                                        25,138             24,631
                                                                        ---------          ---------
POSTRETIREMENT AND POSTEMPLOYMENT
 BENEFIT OBLIGATIONS                                                       93,193             92,856
                                                                        ---------          ---------
OTHER LONG-TERM LIABILITIES                                                 8,908              6,209
                                                                        ---------          ---------
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 25,000,000 shares
  authorized; issued and outstanding - none
Common stock, $.01 par value; 100,000,000 shares authorized;
 issued - 6,416,946 in 1996 and 6,272,357 in 1995                              64                 47
Class B common stock, convertible, $.01 par value; 50,000,000 shares authorized; issued - 27,256,342 in 1996 and
 27,298,732 in 1995                                                           273                205
Additional paid-in capital                                                127,016            125,539
Retained earnings                                                         290,185            260,816
                                                                        ---------          ---------
       Total                                                              417,538            386,607
Treasury stock - at cost; 22,633 and 22,283 shares of common stock in 1996 and 1995, respectively, and 11,700,850 shares of
 Class B common stock in 1996 and 1995                                   (187,836)          (187,836)
                                                                        ---------          ---------
       Total stockholders' equity                                         229,702            198,771
                                                                        ---------          ---------
TOTAL                                                                   $ 671,069          $ 495,073
                                                                        =========          =========

                                                                     (Concluded)
See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)


                                                                         Three Quarters Ended
                                                                             September 30,
                                                                    -------------------------------
                                                                         1996             1995
                                                                    ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                         (Unaudited)
 Net income                                                         $  39,390         $ 32,866
 Adjustments to reconcile net income to net cash provided by operating activities:
  Non-cash items:
   Depreciation                                                        15,090           14,340
   Amortization of intangibles                                          7,293            5,894
   Incremental increase in postretirement and postemployment
     benefit obligations                                                  337            1,065
   Changes in assets and liabilities (net of the effects of the purchase of newspaper properties) (Note 4) which
    provided (used) cash:
    Trade accounts receivable                                            (240)             757
    Inventory                                                           1,725             (202)
    Other assets                                                        1,969           (3,277)
    Trade accounts payable and other liabilities                        1,341           (2,849)
    Income taxes payable                                               (1,043)          (4,710)
    Program rights - net of contracts payable                             234               85
                                                                    ---------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              66,096           43,969
                                                                    ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                 (14,853)         (15,986)
 Purchase of newspaper properties                                    (203,314)
 Investment in limited partnerships                                    (2,983)          (2,512)
 (Increase) decrease in notes receivable                               (5,052)           1,862
                                                                    ---------         --------
NET CASH USED IN INVESTING ACTIVITIES                                (226,202)         (16,636)
                                                                    ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                             135,000
 Repayments on long-term debt                                         (15,205)         (14,250)
 Dividends paid                                                        (7,387)          (6,614)
 Proceeds from exercise of stock options                                1,561            2,414
 Purchase of treasury stock                                                               (207)
                                                                    ---------         --------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                                           113,969          (18,657)
                                                                    ---------         --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                          (46,137)           8,676
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                              100,380           77,084
                                                                    ---------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  54,243         $ 85,760
                                                                    =========         ========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. ACCOUNTING POLICIES

   Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Pulitzer Publishing Company's financial position as of September 30, 1996 and the results of operations and cash flows for the nine-month periods ended September 30, 1996 and 1995. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

   Fiscal Year and Fiscal Quarters - The Company's fiscal year and third fiscal quarter end on the Sunday coincident with or prior to December 31 and September 30, respectively. For ease of presentation, the Company has used December 31 as the year end and September 30 as the third quarter end.

   Shares Outstanding: Weighted average shares and per share amounts have been restated to reflect the Company's four-for-three stock split (payable in the form of a stock dividend) declared by the Company's Board of Directors on September 12, 1996 (See Note 2).

   Earnings Per Share of Stock - Earnings per share of stock have been computed using the weighted average number of common and Class B common shares outstanding during the applicable period, adjusted for the stock split described in Note 2.


   Use of Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates.

2. DIVIDENDS

   In the first quarter of 1995, two dividends of $0.10125 per share were declared, payable on February 1, 1995 and May 1, 1995. In the second quarter of 1995, a dividend of $0.10125 per share was declared, payable on August 1, 1995. In the third quarter of 1995, a dividend of $0.10125 per share was declared, payable on November 1, 1995.

   In the first quarter of 1996, two dividends of $0.1125 per share were declared, payable on February 1, 1996 and May 1, 1996. In the second quarter of 1996, a dividend of $0.1125 per share was declared, payable on August 1, 1996.

   On September 12, 1996, a four-for-three stock split (payable in the form of a 33.3 percent common and Class B common stock dividend) was declared by the Company's Board of Directors. The dividend was distributed on November 1, 1996 to stockholders of record on October 10, 1996. The Company's capital balances and share amounts have been adjusted in the third quarter of 1996 to reflect the split. Also in the third quarter of 1996, a dividend of $0.12 per share was declared, payable on November 1, 1996.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


3. BUSINESS SEGMENTS

   The Company's operations are divided into two business segments, publishing and broadcasting. The following is a summary of operating data by segment (in thousands):


                                         Third Quarter Ended                Three Quarters Ended
                                            September 30,                       September 30,
                                    -----------------------------       -----------------------------
                                      1996                1995            1996                1995
                                    ---------           ---------       ---------           ---------
Operating revenues:                          (Unaudited)                         (Unaudited)
 Publishing (a)                     $ 84,817            $ 65,320        $219,527            $195,978
 Broadcasting                         54,048              46,287         162,618             144,778
                                    --------            --------        --------            --------
    Total                           $138,865            $111,607        $382,145            $340,756
                                    ========            ========        ========            ========
Operating income (loss):
 Publishing (a)                     $  9,107            $  5,485        $ 19,571            $ 18,453
 Broadcasting                         18,850              13,079          57,236              44,210
 Corporate                            (1,326)             (1,156)         (4,003)             (3,288)
                                    --------            --------        --------            --------
    Total                           $ 26,631            $ 17,408        $ 72,804            $ 59,375
                                    ========            ========        ========            ========
Depreciation and amortization:
 Publishing (a)                     $  3,251            $  1,052        $  5,498            $  3,110
 Broadcasting                          5,646               5,751          16,885              17,124
                                    --------            --------        --------            --------
    Total                           $  8,897            $  6,803        $ 22,383            $ 20,234
                                    ========            ========        ========            ========
Operating margins
 (Operating income to revenues):
 Publishing (a) (b)                     15.0%               11.6%           12.7%               13.9%
 Broadcasting                           34.9%               28.3%           35.2%               30.5%

(a) Publishing operations for 1996 include the results of Scripps League Newspapers, Inc. (subsequently renamed Pulitzer Community Newspapers, Inc. ("PCN")), which was acquired on July 1, 1996. See Note 4.

(b) Operating margins for publishing stated with St. Louis Agency adjustment added back to publishing operating income.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


4. ACQUISITION OF PROPERTIES

   On July 1, 1996, the Company acquired in a purchase transaction all of the stock of Scripps League Newspapers, Inc. ("Scripps League"), a privately owned company that publishes a group of community newspapers, including 14 dailies, which serve smaller markets, primarily in the West and Midwest. The purchase price of approximately $214 million (excluding acquisition costs) includes all of the operating assets of the newspapers as well as working capital of approximately $7 million and intangibles. The September 30, 1996 consolidated balance sheet reflects a preliminary purchase price allocation subject to certain adjustments based upon final working capital balances and final appraisals at June 30, 1996. The Scripps League acquisition was financed by long-term borrowings of $135 million (see Note 5) and cash of approximately $79 million.

   The following supplemental unaudited pro forma information shows the results of operations of the Company for the nine-month periods ended September 30, 1996 and 1995 adjusted for the acquisition of Scripps League assuming such transaction and the related debt financing had been consummated at the beginning of each of the respective years. The unaudited pro forma financial information is not necessarily indicative either of results of operations that would have occurred had the transaction occurred at the beginning of the respective years, or of future results of operations (in thousands, except per share amounts).



                                            Three Quarters Ended
                                               September 30,
                                           ----------------------
                                              1996        1995
                                           ----------  ----------
                                                (Unaudited)
Operating revenues - net                     $414,972    $388,166
                                             ========    ========
Operating income                             $ 76,067    $ 64,211
                                             ========    ========
Net income                                   $ 36,302    $ 28,644
                                             ========    ========
Earnings per share of stock (common
 and Class B common):                        $   1.66    $   1.31
                                             ========    ========
Weighted average number of shares (common
 and Class B common) outstanding               21,908      21,786
                                             ========    ========

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


5. FINANCING ARRANGEMENTS

   Long-term debt consists of (in thousands):



                                September 30,  December 31,
                                    1996           1995
                                -------------  ------------
Credit agreement                     $ 50,000      $ -
Senior notes maturing in equal
 annual installments:
 8.8%  due through 1997                14,500        28,750
 6.76% due 1998-2001                   50,000        50,000
 7.22% due 2002-2005                   50,000        50,000
 7.86% due 2001-2008                   85,000
Other                                     615
                                     --------      --------
Total                                 250,115       128,750
Less current portion                   14,705        14,250
                                     --------      --------
Total long-term debt                 $235,410      $114,500
                                     ========      ========

On July 1, 1996, in connection with the acquisition of Scripps League (see Note
4), the Company issued to The Prudential Insurance Company of America $85,000,000 principal amount of 7.86 percent Senior Notes due 2008 ("Notes"). In addition, on July 1, 1996, the Company entered into a credit agreement with The First National Bank of Chicago, as Agent, for a group of lenders ("FNBC"), providing for a $50,000,000 five year variable rate revolving credit facility ("Credit Agreement"). The Company immediately borrowed the full amount under the Credit Agreement and used the proceeds, together with the proceeds from the Notes, to partially finance the Scripps League acquisition.

The Notes mature in equal annual installments beginning July 25, 2001. All borrowings under the Credit Agreement are due on July 2, 2001, the termination date of the facility. Prior to the credit facility's termination, loans may be borrowed, repaid and reborrowed by the Company. In addition, the Company has the option to repay any borrowings and terminate the credit facility prior to its scheduled maturity.

The Credit Agreement allows the Company to elect an interest rate with respect to each borrowing under the facility equal to a daily floating rate or the Eurodollar rate plus 0.225 percent. As of September 30, 1996, the interest rate on the Credit Agreement borrowings with FNBC was 5.875 percent.


6. LITIGATION

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

RECENT EVENTS

     On July 1, 1996, the Company acquired in a purchase transaction all of the stock of Scripps League Newspapers, Inc. ("Scripps League"), a privately owned company that publishes a group of community newspapers, including 14 dailies, which serve smaller markets, primarily in the West and Midwest. The significant portion of the approximately $214 million purchase price (including approximately $7 million in working capital) has been allocated to fixed and intangible assets whose depreciation and amortization, in large part, is not tax deductible. Such depreciation, and amortization, as well as increased interest expense and nonrecurring costs resulting from the acquisition, may negatively impact the Company's net income during the next two years. However, the Company's after tax cash flow may, depending on the financial performance of the newspapers and other factors, be favorably impacted. After tax cash flow is defined as net income plus depreciation and amortization. See Note 4 of Notes to Consolidated Financial Statements for pro forma information regarding the acquisition.

CONSOLIDATED

     Operating revenues for the third quarter and first nine months of 1996 increased 24.4 percent and 12.1 percent, respectively, compared to the corresponding periods in the preceding year. Revenue comparisons were affected by the acquisition of Scripps League (subsequently renamed Pulitzer Community Newspapers, Inc. ("PCN")) on July 1, 1996. Excluding PCN from 1996, consolidated revenues would have increased 9.1 percent and 7.1 percent, respectively, for the third quarter and first nine months. The increases reflected gains in both broadcasting and publishing revenues.

     Operating expenses, excluding the St. Louis Agency adjustment, for the third quarter and first nine months of 1996 increased 17.9 percent and 10.4 percent, respectively, compared to the corresponding periods in the preceding year. Excluding PCN from 1996, consolidated operating expenses would have increased 1.9 percent and 5 percent, respectively, for the third quarter and first nine months. Major factors impacting comparable expenses in the third quarter were higher overall personnel costs of $1.1 million and decreased newsprint costs of $903,000. The year-to-date increase was primarily attributable to higher overall personnel costs of $5.2 million and increased newsprint costs of $3.7 million.

     Operating income for the third quarter and first nine months of 1996 increased to $26.6 million (53 percent) and $72.8 million (22.6 percent), respectively. Excluding PCN's 1996 third quarter results from the comparison, operating income would have increased 39.4 percent for the third quarter and
18.6 percent for the year-to-date period. The 1996 third quarter increase reflected higher operating income in both the broadcasting and publishing segments while the year-to-date increase was generated by the broadcasting segment.

     Interest expense increased $2.1 million in the 1996 third quarter and $1.5 million in the first nine months due to higher debt levels in the third quarter of 1996. Interest expense on new long-term borrowings related to the acquisition of Scripps League amounted to $2.4 million for the third quarter. The Company's average debt level for the third quarter and the first nine months of 1996 increased to $251.1 million and $165.9 million from $128.8 million and $134.9 million in the respective periods of the prior year. The Company's average interest rate for the third quarter and the first nine months of 1996 decreased slightly to 7.2 percent and 7.3 percent, respectively, from
7.5 percent in both prior year periods. Interest income for the third quarter and first nine months of 1996 decreased $589,000 and $285,000, respectively, due to the use of approximately $79 million of cash to partially finance the Scripps League acquisition on July 1, 1996.

     The effective income tax rate for the third quarter and the first nine months of 1996 increased to 40.9 percent and 39.7 percent, respectively, from
38.5 percent and 39 percent in the respective periods of the prior year. The higher rates in 1996 reflect approximately $1 million of additional nondeductible goodwill amortization expense resulting from the acquisition of Scripps League on July 1, 1996.

     Net income in the 1996 third quarter increased 33.7 percent to $13 million, or $0.59 per share, compared with $9.7 million, or $0.44 per share, in the third quarter of 1995. Net income for the first nine months of 1996 increased 19.9 percent to $39.4 million, or $1.80 per share, compared with $32.9 million, or $1.51 per share, a year ago. Year-over-year comparisons were affected by the acquisition of Scripps League on July 1, 1996. Excluding the acquisition's effect on earnings (i.e., operating results, depreciation and amortization, non-recurring costs and net interest expense), third quarter net income increased 43.7 percent to $13.9 million, or $0.63 per share, and year-to-date net income increased 22.8 percent to $40.4 million, or $1.84 per share. The gains in net income primarily reflected increases in the broadcasting segment's operating profits, resulting from higher advertising revenues.

PUBLISHING

     Operating revenues from the Company's publishing segment for the third quarter and first nine months of 1996 increased 29.8 percent and 12 percent, respectively, compared to the corresponding periods in the preceding year. Excluding PCN from 1996, publishing revenues would have increased 3.6 percent and 3.3 percent, respectively, for the third quarter and first nine months. The increases primarily reflected higher advertising revenues at the St. Louis Post-Dispatch ("Post-Dispatch").

     Excluding PCN from 1996, newspaper advertising revenues increased $2.5 million (6.4 percent) in the 1996 third quarter and $6.7 million (5.7 percent) in the first nine months of 1996. The third quarter and year-to-date increases resulted primarily from higher classified advertising revenue at the Post-Dispatch. In the first quarter of 1995, both the Post-Dispatch and the Arizona Daily Star ("Star") implemented rate increases for most advertising categories, ranging from 4 percent to 6 percent and 6 percent to 8 percent, respectively. In November 1995, additional rate increases, ranging from 7.5 percent to 9.5 percent, were implemented at the Star. On January 1, 1996, rate increases, averaging 6 percent for most advertising categories, were implemented at the Post-Dispatch.

     Excluding PCN from 1996, circulation revenues for the third quarter of 1996 were unchanged from the prior year at $18.5 million and increased $186,000 (0.3 percent) for the first nine months of 1996. Combined paid circulation increased 0.5 percent for the third quarter and decreased 1 percent for the year-to-date period. Effective February 5, 1995, the home-delivered price of the Sunday Post-Dispatch was increased $1.00 per month. In addition, the home-delivered price of the daily Star was increased $0.80 per month, effective March 27, 1995.

     Operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the publishing segment, excluding the St. Louis Agency adjustment, increased 24.8 percent and 13.6 percent, respectively, for the third quarter and first nine months of 1996. Excluding PCN from 1996, publishing operating expenses would have declined 0.8 percent for the third quarter and increased 4.8 percent for the first nine months. The third quarter decrease resulted primarily from a decline in newsprint cost of $903,000. The increase for 1996 year-to-date period was primarily attributable to increased newsprint costs of $3.7 million and higher overall personnel costs of $1.8 million.

     Operating income from the Company's publishing activities for the third quarter of 1996 increased 66 percent to $9.1 million from $5.5 million. For the year-to-date period, operating income increased 6.1 percent to $19.6 million from $18.5 million. Excluding PCN from 1996, third quarter operating income would have increased 22.8 percent to $6.7 million, reflecting higher advertising revenue and the current quarter decline in newsprint expense. Excluding PCN from the first nine months of 1996, operating income would have declined 6.8 percent to $17.2 million. The year-to-date decline in operating income resulted primarily from the significant increase in newsprint expense.

     After substantial increases during 1995, the Company's purchase price for newsprint has declined significantly since June 1, 1996, favorably impacting third quarter results. The lower newsprint prices are expected to continue through the remainder of 1996 and further benefit the publishing segment's operating results in the fourth quarter.

BROADCASTING

     Broadcasting operating revenues for the third quarter and first nine months of 1996 increased 16.8 percent and 12.3 percent over the comparable 1995 periods. Local spot advertising increased 24.1 percent and 14.5 percent, respectively, for the third quarter and first nine months of 1996, and national spot advertising increased 13.1 percent and 12.7 percent, respectively, for the third quarter and nine-month period. The third quarter and first nine months of 1996 included increased political advertising of approximately $2.5 million and $5.2 million, respectively. The third quarter also benefited from the Summer Olympics which was carried on the Company's five NBC affiliated television stations.

     Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the third quarter and first nine months of 1996 increased 6 percent and 4.8 percent, respectively, compared to the prior year periods. The increases were primarily attributable to higher overall personnel costs of $1.3 million and $3.4 million for the third quarter and first nine months of 1996, respectively.

     Operating income from the broadcasting segment in the 1996 third quarter increased 44.1 percent to $18.9 million from $13.1 million and in the first nine months increased 29.5 percent to $57.2 million from $44.2 million. The increases for both periods resulted from increased advertising revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Outstanding debt, inclusive of the short-term portion of long-term debt, as of September 30, 1996, was $250.1 million, compared with $128.8 million at December 31, 1995, reflecting the new debt financing incurred for the Scripps League acquisition on July 1, 1996. The increase was partially offset by a scheduled repayment of $14.3 million under the Company's Senior Note Agreement maturing in 1997.

     On July 1, 1996, in connection with the acquisition of Scripps League, the Company issued $85 million of fixed rate senior notes to Prudential and entered into a $50 million credit agreement with The First National Bank of Chicago, as Agent, for a group of lenders ("FNBC"). The Company immediately borrowed the full amount under the FNBC Credit Agreement to partially finance the Scripps League acquisition. See Notes 4 and 5 of Notes to Consolidated Financial Statements for additional information regarding the acquisition and long-term borrowings.

     The Company's Senior Note Agreements with Prudential and FNBC Credit Agreement require it to maintain certain financial ratios, place restrictions on the payment of dividends and prohibit new borrowings, except as permitted thereunder.

     As of September 30, 1996, commitments for capital expenditures were approximately $4.4 million, relating to normal capital equipment purchases. Capital expenditures to be made in fiscal 1996 are estimated to be approximately $22 million. Commitments for film contracts and license fees as of September 30, 1996 were approximately $28.4 million. In addition, as of September 30, 1996, the Company had capital contribution commitments of approximately $3.4 million related to investments in two limited partnerships.

     At September 30, 1996, the Company had working capital of $71.2 million and a current ratio of 1.9 to 1. This compares to working capital of $128.9 million and a current ratio of 3.22 to 1 at December 31, 1995.

     The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, film contract and license fees, working capital requirements, debt installments and dividend payments.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a)  The following exhibits are filed as part of this report:

           27 Financial Data Schedule

      (b) The Company did not file any Reports on Form 8-K during the current quarter.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PULITZER PUBLISHING COMPANY
                                                (Registrant)


Date:  November 12, 1996               /s/  Ronald H. Ridgway
                                 ---------------------------------------
                                         (Ronald H. Ridgway)
                                 Director; Senior Vice-President-Finance
                                     (on behalf of the Registrant and
                                     as principal financial officer)

                                 EXHIBIT INDEX


          EXHIBIT NUMBER                        TITLE OR DESCRIPTION

                27                             Financial Data Schedule