Form 10-K
period 1996-12-31
PULITZER PUBLISHING CO
filed 1997-03-26
CIK 805357

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
                           -------------------------

   (MARK ONE)
      [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR
      [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                FOR THE TRANSITION PERIOD FROM             TO
                        COMMISSION FILE NUMBER 1-9329

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X         No  ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $288,170,252 as of the close of business on March 20, 1997.

     The number of shares of Common Stock, $.01 par value, outstanding as of March 20, 1997 was 6,548,546.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on April 24, 1997 are incorporated by reference into Part III of this Report.

     The registrant's fiscal year ends on the last Sunday of December in each year. For ease of presentation, the registrant has used December 31 as the fiscal year-end in this Annual Report. Except as otherwise stated, the information in this Report on Form 10-K is as of December 31, 1996.
================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company is engaged in newspaper publishing and television and radio broadcasting. Its newspaper operations consist of two major metropolitan dailies: the St. Louis Post-Dispatch (the "Post-Dispatch"), the only major daily newspaper serving the St. Louis metropolitan area; and The Arizona Daily Star (the "Star"), serving the Tucson metropolitan area, and a group of community newspapers acquired on July 1, 1996. The Company's broadcasting operations consist of nine network-affiliated television stations located in Greenville, South Carolina; New Orleans, Louisiana; Lancaster, Pennsylvania; Winston-Salem, North Carolina; Albuquerque, New Mexico; Louisville, Kentucky; Omaha, Nebraska; Daytona Beach/Orlando, Florida and Des Moines, Iowa; and three radio stations located in Phoenix, Arizona.

     The Pulitzer Publishing Company was founded by the first Joseph Pulitzer in 1878 to publish the original St. Louis Post-Dispatch and has operated continuously since that time under the direction of the Pulitzer family. Michael
E. Pulitzer, a grandson of the founder, currently serves as Chairman of the Board, President and Chief Executive Officer of the Company.

     On July 1, 1996, the Company acquired for approximately $216 million (including approximately $6 million in working capital) all the stock of Scripps League Newspapers, Inc. ("Scripps League"), a privately owned company that published a group of community newspapers, including 14 dailies, which serve smaller markets, primarily in the West and Midwest. The largest newspaper in the group is the Provo, Utah property with daily circulation of approximately 33,000. The Company financed the acquisition of Scripps League with a combination of cash ($81 million), variable rate credit agreement borrowings ($50 million) and fixed rate senior notes ($85 million). The operating results of Scripps League (subsequently renamed Pulitzer Community Newspapers, Inc. ("PCN")) are included in the Company's financial statements from the date of acquisition. (See "-- Publishing -- Pulitzer Community Newspapers, Inc.")

     The following table sets forth certain historical financial information regarding the Company's two business segments, publishing and broadcasting, for the periods and at the dates indicated. Comparability of publishing segment amounts is affected by the acquisition of Scripps League on July 1, 1996 (See "-- Publishing -- Pulitzer Community Newspapers, Inc.") and the sale of a Chicago publishing subsidiary on December 22, 1994. (See "-- Publishing -- Chicago Publications.") Comparability of broadcasting segment amounts is affected by the acquisitions of WESH-TV and KCCI-TV on June 30, 1993 and September 9, 1993, respectively.

                                                             YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------
                                               1996        1995        1994        1993        1992
                                               ----        ----        ----        ----        ----
                                                                  (IN THOUSANDS)
Operating revenues -- net:
  Publishing...............................  $309,096    $269,388    $304,779    $290,146    $285,004
  Broadcasting.............................   224,992     202,939     180,800     136,839     113,369
                                             --------    --------    --------    --------    --------
  Total....................................  $534,088    $472,327    $485,579    $426,985    $398,373
                                             ========    ========    ========    ========    ========
Operating income (loss):
  Publishing...............................  $ 32,577    $ 25,393    $ 30,486    $ 23,702    $ 18,179
  Broadcasting.............................    83,246      65,939      47,963      27,947      23,311
  Corporate................................    (5,532)     (4,666)     (3,871)     (3,692)     (4,856)
                                             --------    --------    --------    --------    --------
  Total....................................  $110,291    $ 86,666    $ 74,578    $ 47,957    $ 36,634
                                             ========    ========    ========    ========    ========
Depreciation and amortization:
  Publishing...............................  $  8,660    $  4,307    $  6,128    $  6,938    $  8,174
  Broadcasting.............................    22,442      22,843      24,358      16,854      10,695
                                             --------    --------    --------    --------    --------
  Total....................................  $ 31,102    $ 27,150    $ 30,486    $ 23,792    $ 18,869
                                             ========    ========    ========    ========    ========

Operating margins (operating income to
  revenues):
  Publishing(1)............................     15.1%       14.1%       14.8%       11.8%       10.5%
  Broadcasting.............................     37.0%       32.5%       26.5%       20.4%       20.6%
Assets:
  Publishing...............................  $351,685    $141,441    $136,818    $156,398    $139,694
  Broadcasting.............................   259,114     253,252     254,410     270,250     120,380
  Corporate................................    73,052     100,380      77,084      34,970      29,914
                                             --------    --------    --------    --------    --------
  Total....................................  $683,851    $495,073    $468,312    $461,618    $289,988
                                             ========    ========    ========    ========    ========

-------------------------
(1) Operating margins for publishing are stated with St. Louis Agency adjustment (which is recorded as an operating expense for financial reporting purposes) added back to publishing operating income. See "-- Publishing -- Agency Agreements."

OPERATING STRATEGY

     Pulitzer's long-term operating strategy for its media assets is to maximize each property's growth and profitability through maintenance of editorial excellence, leadership in locally-responsive news, and tight control of costs. Management believes that editorial excellence and leadership in locally-responsive news will, over the long-term, allow Pulitzer to maximize its revenue share in each of its respective markets. Experienced local managers implement the Company's strategy in each media market, with centralized Pulitzer management providing oversight and guidance in all areas of planning and operations.

     In addition to internal growth, Pulitzer selectively acquires media properties which the Company believes are consistent with its operating strategy and present attractive investment opportunities. Although the Company has no significant agreements to acquire additional properties, management believes that the Company's strong cash flow and conservative capital structure, among other factors, will enable the Company to pursue additional acquisitions as opportunities arise.

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

     Pulitzer's media operations are geographically diverse, placing the Company in the Midwest, Southwest, West, Southeast, and Northeast regions of the United States. Due to the close relationship between economic activity and advertising volume, the Company believes that geographic diversity provides the Company with valuable protection from regional economic variances.

PUBLISHING

     The Company intends to continue the tradition of reporting and editorial excellence that has resulted in 17 Pulitzer Prizes* over the years. In addition, management continues to seek ways to leverage its newspaper assets, such as electronic publishing, voice services delivered by phone, electronic dissemination of information and alternative newspaper delivery systems to provide advertisers with either targeted or total market coverage.

     The Company publishes two major metropolitan daily newspapers, the St. Louis Post-Dispatch and The Arizona Daily Star. Both daily newspapers have weekly total market coverage sections to provide advertisers with market saturation. In addition, both newspapers also offer an electronic news, information and communication web site on the Internet. Full access to these "electronic publication" web sites, as well as full Internet access, is provided on a subscription basis. The Star's service, StarNet (www.azstarnet.com), began operations in May, 1995 and had grown to approximately 8,700 subscribers by December 31, 1996. The service provided by the Post-Dispatch, POSTnet (www.stlnet.com), started in January 1996 and had approximately 4,200 subscribers as of December 31, 1996.

     The acquisition of Scripps League on July 1, 1996 added 14 daily community newspapers to the Company's publishing segment with a combined average daily circulation of approximately 168,000. The smaller markets served by these newspapers and their locations provide the Company with further diversification and new participation in several higher growth areas of the western United States. Although smaller in size than the Company's two metropolitan dailies, a strong focus on local reporting and editorial excellence is also considered the key to long-term success in these new markets.

     The Company's publishing revenues are derived primarily from advertising and circulation, averaging approximately 87 percent of total publishing revenue over the last five years. Advertising rates and rate structures and resulting revenues vary among publications based, among other things, on circulation, type of advertising, local market conditions and competition. The following table provides a breakdown of the Company's publishing revenues for the past five years. Comparability is affected by the acquisition of Scripps League on July 1, 1996 (See "-- Publishing -- Pulitzer Community Newspapers, Inc.") and the sale of a Chicago publishing subsidiary on December 22, 1994. (See "-- Publishing -- Chicago Publications.")

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1996       1995       1994       1993       1992
                                              ----       ----       ----       ----       ----
                                                               (IN THOUSANDS)
Advertising:
  Retail..................................  $ 91,373   $ 78,362   $ 88,450   $ 85,860   $ 86,846
  General.................................    10,123      7,645      7,830      7,154      9,476
  Classified..............................    90,443     75,925     84,738     75,670     73,692
                                            --------   --------   --------   --------   --------
     Total................................   191,939    161,932    181,018    168,684    170,014
  Circulation.............................    81,434     76,349     77,941     78,661     77,713
  Other...................................    35,723     31,107     45,820     42,801     37,277
                                            --------   --------   --------   --------   --------
     Total................................  $309,096   $269,388   $304,779   $290,146   $285,004
                                            ========   ========   ========   ========   ========

-------------------------

* Pulitzer Prizes are awarded annually at Columbia University by the Pulitzer Prize Board, an independent entity affiliated with the Columbia University School of Journalism, founded by the first Joseph Pulitzer.

ST. LOUIS POST-DISPATCH

     Founded in 1878 by the first Joseph Pulitzer, the Post-Dispatch has a long history of reporting and editorial excellence and innovation in newspaper publishing under the direction of the Pulitzer family. The Post-Dispatch is a morning daily and Sunday newspaper serving primarily the greater St. Louis metropolitan area. St. Louis is the 17th largest metropolitan statistical area in the United States (Source: Claritas, Inc.). Based on Audit Bureau of Circulations ("ABC") Publisher's Statement and reports for the six-month period ended September 30, 1996, the market penetration (i.e., percentage of households reached) of the Post-Dispatch's daily and Sunday editions is 8th and 6th, respectively, in the United States among major metropolitan newspapers. The newsstand price is $0.50 for the daily paper and $1.25 for the Sunday edition.

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

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1996       1995       1994       1993       1992
                                              ----       ----       ----       ----       ----
Post-Dispatch:
  Circulation(1):
     Daily (including Saturday)...........   324,180    323,137    335,819    341,797    341,855
     Sunday...............................   542,997    545,882    555,488    564,761    566,095
  Advertising lineage (in thousands of
     inches):
     Retail...............................       819        880        912        913        873
     General..............................       101         75         75         62         87
     Classified...........................     1,007      1,057      1,039        977        921
                                            --------   --------   --------   --------   --------
       Total..............................     1,927      2,012      2,026      1,952      1,881
     Part run.............................       792        594        591        481        313
                                            --------   --------   --------   --------   --------
       Total inches.......................     2,719      2,606      2,617      2,433      2,194
                                            ========   ========   ========   ========   ========
  Operating revenues (in thousands):
     Advertising..........................  $137,054   $130,600   $125,704   $116,951   $115,206
     Circulation..........................    63,858     64,862     61,207     62,345     61,371
     Other(2).............................    23,231     24,404     23,490     22,387     20,754
                                            --------   --------   --------   --------   --------
       Total..............................  $224,143   $219,866   $210,401   $201,683   $197,331
                                            ========   ========   ========   ========   ========

-------------------------
(1) Amounts for 1996 based on Company records for the twelve-month period ended September 30, 1996. All other years based on ABC Publisher's Statement for the twelve-month period ended September 30.

(2)  Primarily revenues from preprinted inserts.

     The Post-Dispatch has consistently been a leader in technological innovation in the newspaper industry. It was the first major metropolitan newspaper in the United States to be printed by the offset process. Currently, sophisticated computer systems are used for writing, editing, composing and producing the printing plates used in each edition. In the preparation of news and color sections, the Post-Dispatch utilizes a Scitex graphics system which automates the processing of film and color separations. This system is part of an ongoing project intended to give the Post-Dispatch the capability of full-page pagination. At presstime, a fiber optic link allows the Post-Dispatch to send full-page images and then print newspapers simultaneously in its downtown and suburban plants, thereby allowing it to deliver newspapers to suburban readers earlier in the morning. In the distribution process, certain sections of the newspaper as well as advertising supplements are handled using a sophisticated palletized inserting operation. This allows the Post-Dispatch to efficiently distribute into selected geographic areas as necessary. The Company's commitment to the ongoing enhancement of its operating systems has enabled the Post-Dispatch to offer a continually improving product to both readers and advertisers while also realizing substantial savings in labor cost. The Company believes the Post-Dispatch has adequate facilities to sustain up to at least a 35 percent increase in daily circulation without incurring significant capital expenditures.

     The Post-Dispatch is distributed primarily through independent home delivery carriers and single copy dealers. Home delivery accounted for approximately 76 percent of circulation for the daily Post-Dispatch and approximately 54 percent of circulation for the Sunday edition during 1996.

THE ARIZONA DAILY STAR

     Founded in 1877, the Star is published in Tucson, Arizona, by the Company's wholly-owned subsidiary, Star Publishing Company. The Star, a morning and Sunday newspaper, and the Tucson Citizen (the "Citizen"), an afternoon newspaper owned by Gannett Co., Inc. ("Gannett"), are southern Arizona's leading dailies. The Star and the Citizen are published through an agency operation (the "Tucson Agency") and have a combined weekday circulation of approximately 142,000. Tucson is currently the 68th largest metropolitan statistical area in the country with a population of approximately 758,500 (Source: Claritas, Inc.).

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

                                                            YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                  1996      1995      1994      1993      1992
                                                  ----      ----      ----      ----      ----
Circulation (1):
     Star daily................................   96,196    97,134    98,050    96,926    94,496
     Citizen daily.............................   45,996    47,240    48,272    49,560    50,146
     Star Sunday...............................  182,249   180,170   179,652   175,321   170,500
Combined advertising (in thousands of inches):
  Full run (all zones)
     Retail....................................    1,499     1,565     1,565     1,675     1,750
     General...................................       45        49        50        45        42
     Classified................................    1,684     1,682     1,608     1,462     1,362
                                                 -------   -------   -------   -------   -------
       Total...................................    3,228     3,296     3,223     3,182     3,154
     Part run..................................      201       171       116        98       157
                                                 -------   -------   -------   -------   -------
       Total inches............................    3,429     3,467     3,339     3,280     3,311
                                                 =======   =======   =======   =======   =======
Operating revenues (in thousands):
     Advertising...............................  $31,765   $31,332   $28,459   $25,562   $24,202
     Circulation...............................   11,194    11,487    11,434    11,065    10,757
     Other(2)..................................    7,139     6,703     5,833     5,298     4,582
                                                 -------   -------   -------   -------   -------
       Total...................................  $50,098   $49,522   $45,726   $41,925   $39,541
                                                 =======   =======   =======   =======   =======

-------------------------
(1) Amounts for 1996 based on Company records for the 52 week period ended December 31. Amounts for 1995 based on ABC Publisher's Statement for the 53 week period ended December 31. All other years based on ABC Publisher's Statement for the 52 week period ended December 31.

(2) Primarily revenues from preprinted inserts.

     In 1996, the Star's daily edition accounted for approximately 68 percent of the combined daily circulation of the Tucson Agency publications. The Star's daily and Sunday editions accounted for approximately 60 percent of the agency's total advertising linage.

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

PULITZER COMMUNITY NEWSPAPERS, INC.

     On July 1, 1996, the Company acquired in a purchase transaction all the stock of Scripps League Newspapers, Inc. (subsequently renamed Pulitzer Community Newspapers, Inc. ("PCN")), a privately owned company that published a group of community newspapers which serve smaller markets, primarily in the West and Midwest. The group includes 14 daily newspapers which publish afternoon editions during the week and, generally, morning editions on the weekend. Home delivery through independent contract carriers accounts for the significant portion of each newspaper's circulation. With circulations ranging from approximately 7,000 to 33,000, the ten largest daily circulation newspapers in the PCN group are:

The Daily Herald......................................  Provo, Utah
The Arizona Daily Sun.................................  Flagstaff, Arizona
The Daily Chronicle...................................  DeKalb, Illinois
Santa Maria Times.....................................  Santa Maria, California
The Napa Valley Register..............................  Napa, California
The Hanford Sentinel..................................  Hanford, California
The Garden Island.....................................  Lihue, Hawaii
The World.............................................  Coos Bay, Oregon
The Daily Journal.....................................  Park Hills, Missouri
The Haverhill Gazette.................................  Haverhill, Massachusetts

     For the six-month period ended December 31, 1996, PCN had consolidated operating revenues of approximately $34.9 million, of which advertising, preprints and circulation accounted for approximately 67 percent, 11 percent and 18 percent, respectively.

CHICAGO PUBLICATIONS

     On December 22, 1994, the Company sold its wholly-owned publishing subsidiary located in the Chicago area. Since 1986, the subsidiary's primary operations consisted of the publication of a daily suburban newspaper, the Daily Southtown, and commercial printing services for several national and local newspapers. The sale completed the Company's exit from the Chicago area after having closed down and partially sold its weekly community newspaper business in October 1992.

     The Company's 1994 consolidated and publishing segment operating results included substantially a full year of the subsidiary's operations. During 1994, advertising, preprints, circulation and contract printing accounted for approximately 55 percent, 4 percent, 11 percent and 28 percent, respectively, of the subsidiary's total operating revenues of $48,652,000. The sale did not have a significant impact on the Company's 1995 earnings results.

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

     The consolidated financial statements of the Company include all the operating revenues and expenses of the St. Louis Agency. An agency adjustment is provided as an operating expense which reflects that portion of the operating income of the St. Louis Agency allocated to the Herald Company. Under the St. Louis Agency Agreement, for fiscal 1996, 1995, 1994, 1993 and 1992, the Company paid the Herald Company $13,972,000, $12,502,000, $14,706,000, $10,660,000 and
$11,690,000, respectively, in respect of the Herald Company's share of the operating income of the St. Louis Agency. As a result of such agency adjustment, the Company is, and during the term of the St. Louis Agency will continue to be, entitled to half the profits (as defined) from the operations of the St. Louis Agency, the amount of which cannot be determined until the end of each fiscal year.

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

COMPETITION

     The Company's publications compete for readership and advertising revenues in varying degrees with other metropolitan, suburban, neighborhood and national newspapers and other publications as well as with television, radio, cable, Internet, direct mail and other news and advertising media. Competition for advertising is based upon circulation levels, readership demographics, price and advertiser results, while competition for circulation is generally based upon the content, journalistic quality and price of the publication. In St. Louis and its surrounding suburban communities, the Post-Dispatch's closest competition for circulation and advertising revenues includes paid suburban daily newspapers as well as a chain of community newspapers and shoppers. These community newspapers and shoppers target selected geographic markets throughout the St. Louis metropolitan area.

     Due to the agency relationship existing in Tucson, the Star and the Citizen cannot be viewed as competitors for advertising or circulation revenues. The Star and the Citizen compete primarily against other media and against Phoenix-area and suburban, neighborhood and national newspapers and other publications.

EMPLOYEE RELATIONS

     The Company has contracts with substantially all of its production unions related to the Post-Dispatch, with expiration dates ranging from February 1999 through February 2010. In addition, the Company has a multi-year contract with the St. Louis Newspaper Guild which expires in January 2003. All of the Post-Dispatch labor contracts contain no strike provisions.

     TNI Partners has a one-year contract, expiring December 31, 1997, with Tucson Graphic Communications Union Local No. 212, covering certain pressroom employees.

RAW MATERIALS

     The publishing segment's results are significantly impacted by the cost of newsprint which accounted for approximately 22 percent of the segment's total 1996 operating expenses. During 1996, the Company used approximately 90,300 metric tons of newsprint in its production process at a total cost of approximately $58,300,000. Consumption at the Post-Dispatch represented approximately 72,200 metric tons of the Company's total newsprint usage in 1996. In the last five years, the Company's average cost per ton of newsprint has varied from a low of $445 per metric ton in 1992 to a high of $675 per metric ton in 1995. During 1996, the Company benefited from a decline in newsprint prices from their five-year peak in 1995. During the first quarter of 1997, the Company's average cost per metric ton for newsprint has been in the range of $510. Newsprint suppliers increased the price to $575 per metric ton on March 1, 1997 which will begin to impact the Company's newsprint expense in the second quarter of 1997.

     The Post-Dispatch obtains the newsprint necessary for its operations from five separate mills, two of which are located in Canada and three in the United States. The Post-Dispatch has guaranteed the future supply of certain volume levels through long-term agreements with two of its newsprint suppliers. The Company believes that the absence of long-term agreements with the remaining three newsprint suppliers will not affect the Company's ability to obtain newsprint at competitive prices.

     The Company acquired five newsprint contracts with the purchase of Scripps League in 1996. Combined with the tonnage purchased for the Post-Dispatch, the Company has been able to leverage its pricing power to obtain the best price available for its new community newspaper group, and to assure adequate supplies for all locations.

     TNI Partners obtains the newsprint necessary for the Tucson Agency's operations pursuant to an arrangement with Gannett, the owner of the Citizen. Gannett purchases newsprint on behalf of TNI Partners under various contractual arrangements and agreements. Newsprint is also purchased on the spot market.

BROADCASTING

     The Company's broadcasting operations currently consist of the ownership and operation of eight network-affiliated VHF television stations, one network-affiliated UHF television station, two satellite network television stations rebroadcasting KOAT, two AM radio stations and one FM radio station. The Company has diversified its revenues by purchasing properties in different geographic regions of the United States, thus insulating itself, somewhat, from regional economic downturns. The local management of each of the Company's broadcasting properties is partially compensated based on the cash flow performance of its respective station. Senior management believes that the success of a local television station is driven by strong local news programming, and that the Company has developed a particular strength in local news programming. As is the case with all Company operations, there is major emphasis on cost control in the broadcasting segment.

TELEVISION

     The following table sets forth certain information concerning the television stations which the Company owns and the markets in which they operate.

                                                                                     COMMERCIAL
                                                     DMA-TV                           STATIONS               EXPIRATION
                                                   HOUSEHOLDS     DMA       LOCAL    OPERATING                DATE OF
                            CALL       NETWORK         IN       NATIONAL   MARKET        IN         DATE        FCC
   STATION AND MARKET      LETTERS   AFFILIATION   MARKET(1)    RANK(2)    RANK(3)   MARKET(3)    ACQUIRED    LICENSE
   ------------------      -------   -----------   ----------   --------   -------   ----------   --------   ----------
VHF STATIONS(4):
Greenville/Spartanburg/
  Asheville, SC/NC......   WYFF      NBC             700,470       35         2           7        2/28/83    12/01/01
New Orleans, LA.........   WDSU      NBC             620,760       41         2           8       12/14/89     6/01/97
Harrisburg/Lancaster/
  Lebanon/York, PA......   WGAL      NBC             584,080       45         1           7        8/13/79     8/01/99
Greensboro/
  Winston-Salem/
  High Point, NC........   WXII      NBC             567,740       46         2           8        2/28/83    12/01/01
Daytona Beach/Orlando/
  Melbourne, FL.........   WESH      NBC           1,021,970       22         2          11        6/30/93     2/01/05
Albuquerque, NM(5)......   KOAT      ABC             554,290       48         1          12         6/1/69    10/01/98
Omaha, NE...............   KETV      ABC             364,960       75         1           5        4/15/76     6/01/98
Des Moines, IA..........   KCCI      CBS             373,630       72         1           4         9/9/93     2/01/98
UHF STATIONS(4):
Louisville, KY..........   WLKY      CBS             550,390       50         2           6        6/23/83     8/01/97

-------------------------
(1) Based upon the Designated Market Area ("DMA") for the station as reported in the November, 1996 Nielsen Station Index ("NSI"). DMA is a geographic area defined as all counties in which the local stations receive a preponderance of total viewing hours. DMA data is a primary factor in determining television advertising rates.

(2) National DMA rank for each market as reported in the November, 1996 NSI.

(3) Based on November, 1996 NSI audience estimates, 7:00am-1:00am, Sunday-Saturday. The number of commercial stations operating in market does not include public broadcasting stations, satellite stations or translators which rebroadcast signals from distant stations.

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

                                                                YEARS ENDED DECEMBER 31,
                       -----------------------------------------------------------------------------------------------------------
                              1996                  1995                  1994                  1993                  1992
                       -------------------   -------------------   -------------------   -------------------   -------------------
                                  STATIONS              STATIONS              STATIONS              STATIONS              STATIONS
                                  SERVING               SERVING               SERVING               SERVING               SERVING
                                  MARKET/               MARKET/               MARKET/               MARKET/               MARKET/
                       AVERAGE     LOCAL     AVERAGE     LOCAL     AVERAGE     LOCAL     AVERAGE     LOCAL     AVERAGE     LOCAL
                       AUDIENCE    MARKET    AUDIENCE    MARKET    AUDIENCE    MARKET    AUDIENCE    MARKET    AUDIENCE    MARKET
       STATION         SHARE(1)   RANK(2)    SHARE(1)   RANK(2)    SHARE(1)   RANK(2)    SHARE(1)   RANK(2)    SHARE(1)   RANK(2)
       -------         --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
WYFF.................     28%        7/2        26%        7/1        27%        6/1        29%        6/2        30%        6/2
WDSU.................     25         8/2        21         8/2        20         6/2        21         5/2        23         5/2
WGAL.................     38         7/1        37         7/1        36         7/1        36         7/1        35         6/1
WXII.................     24         8/2        25         7/2        23         7/3        26         7/3        25         7/3
WESH(3)..............     24        11/2        23        10/2        21        10/2        23         9/2        25         7/2
KOAT.................     29        12/1        32        12/1        30        11/1        32        10/1        33        10/1
KETV.................     27         5/1        31         5/1        27         4/1        29         4/1        29         4/1
KCCI(4)..............     38         4/1        37         4/1        41         4/1        35         4/1        35         4/1
WLKY.................     25         6/2        24         6/3        28         6/3        29         5/1        28         5/1

-------------------------
(1) Represents the number of television households tuned to a specific station 9:00am-Midnight, Sunday-Saturday, as a percentage of Station Total Households. Source: 1994-1996 data from February, May and November Nielsen Station Index ("NSI"). Schedules for 1992-1993 include both NSI and Arbitron Ratings Audience Estimates information. NOTE: The Arbitron Company ceased to provide local television market reports in 1994.

(2) Stations serving market and local market rank data for 1994-1996 based on November NSI. Schedules for 1992-1993 include both NSI and Arbitron Ratings Audience Estimates information.

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

                                                              YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------
                                                1996        1995        1994      1993(1)       1992
                                                ----        ----        ----      -------       ----
                                                                   (IN THOUSANDS)
Local.....................................    $ 99,465    $ 88,419    $ 82,463    $ 63,565    $ 49,670
National spot.............................      91,395      80,760      76,925      52,869      44,594
Network...................................      16,788      17,096       6,557       5,840       5,210
Other.....................................       1,691       1,779       1,832       1,665       1,575
                                              --------    --------    --------    --------    --------
     Total(2).............................    $209,339    $188,054    $167,777    $123,939    $101,049
                                              ========    ========    ========    ========    ========

------------------------
(1) The Company acquired television stations WESH and KCCI on June 30, 1993 and September 9, 1993, respectively.

(2) Automotive advertising is significant and historically has represented approximately 22 to 25 percent of total broadcast revenues.

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

RADIO

     The Company owns three radio stations serving the Phoenix, Arizona market:
KTAR (AM), KMVP (AM) and KKLT (FM). KMVP was acquired in a purchase transaction for approximately $5 million in December 1996. Phoenix is the 18th largest Metro Market in the United States, and the Phoenix Radio Metro Area is served by thirteen AM and twenty FM radio stations. KTAR (AM) ranks first in the Phoenix market and KKLT (FM) ranks fifteenth, with 7.1 percent and 3 percent average quarter hour market shares, respectively (source: Arbitron Radio Ratings Summary-Fall 1996). KTAR (AM) operates as a news/talk/sports radio station while KKLT (FM) has an adult contemporary music format. KMVP (AM) began airing an "all sports" information format in February 1997. The FCC licenses for KTAR (AM), KMVP (AM) and KKLT (FM) expire on October 1, 1997.

     The Company has entered into agreements to acquire the assets of WETR (AM), Eden, North Carolina, and WAVG (AM), Louisville, Kentucky, and has filed applications with the Federal Communications Commission on December 20, 1996, and January 10, 1997, requesting FCC approval of the transactions.

     Advertising rates charged by a radio station are based primarily upon the number of homes in the station's primary market, the number of persons using radio in the area and the number of persons listening to the station. Advertising is sold by a national sales representative and by the stations' advertising sales personnel. The Company's radio stations manage their inventory of available advertising time in much the same manner as the television stations. Radio broadcasting net revenues during each of the past five years were as follows: 1996 -- $15,653,000, 1995 -- $14,885,000; 1994 -- $13,023,000;
1993 -- $12,900,000 and 1992 -- $12,320,000.

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

     These changes in renewal procedures apply to renewal applications filed after May 1, 1995. The Company will file applications to renew the licenses of stations KTAR (AM), KMVP (AM) and KKLT (FM), Phoenix, Arizona on June 1, 1997. The renewal application for the license for Station KCCI, Des Moines, Iowa, will be filed on October 1, 1997. There is currently pending before the FCC application to renew the licenses of WDSU, New Orleans, Louisiana, and WLKY, Louisville, Kentucky.

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

     The Telecommunications Act also eliminates the cap on the number of TV stations a party may own nationwide, provided that the total number of households reached by any individual owner's stations does not exceed 35 percent of the national household audience. For this purpose, only 50 percent of the television households in a market are counted toward the 35 percent national audience reach limitation if the owned station is a UHF station. With respect to the local market, the new law requires the FCC to conduct a proceeding to determine whether to preserve or eliminate its present rule forbidding the common ownership of two television stations in the same market. Moreover, the law permits the use of so-called Local Marketing Agreements (or "LMAs") between television stations in the same market to the extent they are allowed by the FCC's rules. The agreements permit one station in a market to lease and program the broadcast time and sell the advertising time of another station in the market. Proposals currently pending before the FCC could substantially alter these standards.

     The AM-FM radio ownership rules prohibit granting a license to operate an AM or FM radio station or television station to an applicant who already owns, operates or controls or has an interest in a daily newspaper in the community in which the broadcast license is requested. In addition, they generally prohibit ownership of a VHF television station and either an AM or FM radio station in the same market. While the Telecommunications Act left the first restriction in place, it expanded considerably the FCC's authority to grant waivers of the television/radio cross-ownership rule in the top 50 markets. The FCC has instituted a rulemaking proceeding requesting comments on liberalizing its application of the newspaper/radio cross-ownership rule.

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

CABLE CARRIAGE

     A controversy exists among television broadcasters, cable companies and program producers relating to rules requiring cable television systems ("cable systems") to carry the signals of local television stations. On March 11, 1993, the FCC adopted rules concerning the mandatory signal carriage ("must carry") rights of commercial and noncommercial television stations that are local to the area serviced by a cable system and the requirement prohibiting cable operators and other multichannel video programming providers from carrying television stations without obtaining their consent in some circumstances ("retransmission consent"). That same year, a three-judge panel of the United States District Court found that the FCC rules governing must carry and retransmission consent are constitutional. On appeal, the United States Supreme Court vacated the District Court decision and remanded the case back to the three-judge panel for further proceedings. On December 12, 1995, the three-judge district court panel (one judge dissenting) upheld the must-carry rules against the cable industry's First Amendment challenge. Following those proceedings, the Supreme Court on February 20, 1996, announced that it would hear the cable industry's challenge to the district court's ruling. The Supreme Court heard oral argument in October 1996. A final decision on the constitutionality of must carry is expected by June 1997. While the case is pending, the must-carry provisions of the 1992 Cable Act remain in effect, as do the Commission's must-carry rules and retransmission consent requirements.

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

     The FCC has granted several applications to establish direct broadcast satellite systems ("DBS"). Several other new technologies are in their developmental stages, such as Digital Television capable of transmitting television pictures with higher resolution, truer color and wider aspect ratios, and Digital Audio Broadcasting capable of transmitting radio signals on a terrestrial basis and by space satellites. The potential impact of these technologies on the Company's business cannot be predicted.

     The Telecommunications Act provides that if the FCC issues licenses for Digital Television (DTV) services, only incumbent broadcast licensees and construction permit holders will be eligible initially for these licenses. The new law requires the Commission to adopt regulations that permit broadcasters to use such digital DTV spectrum for ancillary or supplementary services, provided that such secondary services may not impair the quality of the DTV signal.

     This spectrum flexibility scheme would be highly advantageous for incumbent television station owners such as the Company. It ensures that the Company will not face competing applications from the general public as it applies for its DTV licenses in the future. However, licenses for DTV services issued to incumbent broadcast licensees or permittees must be preconditioned with a requirement that either the new DTV channel or the original broadcast channel be surrendered to the FCC for reallocation or reassignment at the end of a transition period.

     The advantages of this new law could be limited by proposals currently pending in Congress to require broadcasters to bid for the new authorizations for DTV spectrum at auction and use their payments to help to reduce the federal government's budget deficit, or to require broadcasters to make the transition to digital spectrum more quickly in order to recapture broadcasters' current spectrum for auction. If implemented, such a proposal would substantially increase the costs incurred by broadcasters to make the transition to the new technology.

     In connection with the Senate's passage of the Telecommunications Act, the Republican leadership and Committee chairmen responsible for the measure in both chambers sent a letter to the Chairman of the FCC requesting that the Commission take no action on the licensing of new DTV spectrum until Congress has addressed the spectrum auction proposal. The FCC responded that it would forbear from issuing any licenses pending further legislation from Congress and that it may be in a position to issue DTV authorizations in 1997. The broadcast industry has vigorously opposed the auction proposal. On August 14, 1996, the FCC released a Sixth Further Notice of Proposed Rulemaking that proposed a Table of Allotments to allow broadcasters to make the transition to DTV. The FCC proposed policies for developing the initial DTV allotments, procedures for assigning DTV frequencies, and a plan for spectrum recovery. This rulemaking proceeding is expected to be completed by the end of 1997.

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

EMPLOYEES

     At December 31, 1996, the Company had approximately 3,300 full-time employees, of whom approximately 2,100 were engaged in publishing and 1,200 in broadcasting. In St. Louis, a majority of the approximately 1,100 full-time employees engaged in publishing are represented by unions. In addition, certain employees of the broadcasting segment, PCN and TNI Partners are represented by unions. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

     The corporate headquarters of the Company is located at 900 North Tucker Boulevard, Saint Louis, Missouri. The general character, location and approximate size of the principal physical properties used by the Company at December 31, 1996, are set forth below. Leases on the properties indicated as leased by the Company expire at various dates through July 2012.

     The Company believes that all of its owned and leased properties are in good condition, well maintained and adequate for its current and immediately foreseeable operating needs. The Company, however, currently has building projects planned to address the long-term operating requirements of its Flagstaff publishing property and Louisville broadcasting property.

                                                                APPROXIMATE AREA IN
                                                                    SQUARE FEET
                     GENERAL CHARACTER                          --------------------
                        OF PROPERTY                              OWNED       LEASED
                     -----------------                           -----       ------
Publishing:
  Printing plants, business and editorial offices, and
     warehouse space located in:
     St. Louis, Missouri(1).................................     536,100     117,100
     St. Louis, Missouri....................................                   5,600
     Tucson, Arizona(2).....................................     265,000      32,700
     Washington, D.C........................................                   2,250
     Provo, Utah............................................      22,900
     Flagstaff, Arizona.....................................       9,100      15,300
     DeKalb, Illinois.......................................      15,900
     Santa Maria, California................................      20,800
     Napa, California.......................................      21,000
     Hanford, California....................................      16,500       2,100
     Lihue, Hawaii..........................................       8,500      23,600
     Coos Bay, Oregon.......................................      15,200
     Park Hills, Missouri...................................       9,100
     Haverhill, Massachusetts...............................      24,500
     Rhinelander, Wisconsin.................................       6,400
     Hamilton, Montana......................................       2,900
     Newport, Vermont.......................................       6,700
     Taft, California.......................................       5,000
     Petaluma, California...................................       9,000
     Hazard, Kentucky.......................................                   2,100
Broadcasting:
  Business offices, studios, garages and transmitters
     located in:
     St. Louis, Missouri....................................                   5,300
     Albuquerque, New Mexico................................      39,700       8,400
     Omaha, Nebraska........................................      37,900         600
     Lancaster, Pennsylvania................................      55,200       2,200
     Winston-Salem, North Carolina..........................      41,100         800
     Greenville, South Carolina.............................      53,600       2,300
     Louisville, Kentucky...................................      20,800
     New Orleans, Louisiana.................................      50,500
     Phoenix, Arizona.......................................      23,500
     Orlando, Florida.......................................      61,300       1,300
     Daytona Beach, Florida.................................      28,100
     Des Moines, Iowa.......................................      53,350

-------------------------
(1) Property is subject to the provisions of the St. Louis Agency Agreement.

(2) The 265,000 square foot facility in Tucson, Arizona, is used in the production of the Star and the Citizen and is jointly owned with Gannett pursuant to the Tucson Agency. Approximately 900 square feet of the leased properties in Tucson, Arizona, are leased by the Company for use as a bureau office for the Star. The remaining leased facilities are leased by TNI Partners pursuant to the Tucson Agency.

ITEM 3. LITIGATION

     Subsequent to the Scripps League acquisition, Barry H. Scripps commenced an action against Edward W. Scripps, Betty Knight Scripps and Pulitzer Community Newspapers, Inc. Barry H. Scripps is the child of Edward W. Scripps and Betty Knight Scripps. Barry Scripps alleges that as a former minority shareholder and executive employee of Scripps League, the defendant Betty Knight Scripps formed and implemented a wrongful scheme to transfer the ownership of Scripps League outside the Scripps family in violation of the Scripps League corporate mission by (1) inducing the defendant Edward W. Scripps to breach their life-long promises to Barry Scripps to retain the ownership of Scripps League Newspapers in the family and ultimately turn over its management and control to Barry Scripps; (2) engineering an unlawful freeze-out of Barry Scripps as a minority shareholder from Scripps League and its subsidiaries; and (3) tortiously causing Scripps League to breach its promise to Barry Scripps of permanent employment. The claims asserted are for breach of promise against Edward W. Scripps and Betty Knight Scripps, breach of employment contract against Pulitzer Community Newspapers, Inc. as successor to Scripps League, interference with contract against Betty Knight Scripps, breach of fiduciary duty against Betty Knight Scripps, and promissory estoppel against Edward W. and Betty Knight Scripps. Barry Scripps seeks (1) money damages, together with interest and counsel fees in the amount to be proven at trial against Edward and Betty Scripps; (2) judgment rescinding each of the actions that Betty Knight Scripps caused to be taken that allegedly froze out Barry Scripps as a stockholder in Scripps League; and (3) against Pulitzer Community Newspapers, Inc., damages for loss of income plus interest and counsel fees in an amount to be proven at trial for breach of the purported employment agreement. The Sellers agreed to indemnify the Company and its affiliates, officers, directors, stockholders, employees, agents, successors and assigns at all times after the closing for any and all losses arising from Barry Scripps' claims. On January 8, 1997, the defendants filed their answers to the complaint in the Action. On January 11, 1997, the Court entered an order for entry of a Judgment Nisi dismissing the complaint for want of jurisdictional amount. The Court's judgment noted that the facts on which Barry Scripps relies to determine money damages present no reasonable likelihood that recovery will exceed $25,000.00, the Court's minimum jurisdictional amount, and that a final judgment of dismissal would be entered fourteen days from the entry of the Judgment Nisi, subject to the right of the parties to file written responses and request a further hearing. On January 29 1997, Barry Scripps filed a written response opposing the Judgment Nisi and requested a hearing on the issues presented. On February 4, 1997, defendants filed their response in support of the entry of the Judgment Nisi. To date, no hearing has been held.

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

     At March 20, 1997, there were approximately 413 record holders of the Company's common stock and 2 record holders of its Class B common stock.

     The following table sets forth the range of high and low sales prices and dividends paid for each quarterly period in the past two years:

                      1995(2)                           HIGH      LOW      DIVIDEND(1)
                      -------                           ----      ---      -----------
First Quarter......................................    $27.56    $23.06     $0.10125
Second Quarter.....................................     33.94     27.38      0.10125
Third Quarter......................................     39.75     30.47      0.10125
Fourth Quarter.....................................     39.19     32.91      0.10125

                      1996(2)                           HIGH      LOW      DIVIDEND(1)
---------------------------------------------------    ------    ------     --------
First Quarter......................................    $39.00    $33.38     $ 0.1125
Second Quarter.....................................     45.19     39.00       0.1125
Third Quarter......................................     45.56     38.72       0.1125
Fourth Quarter.....................................     49.63     42.75       0.1200

-------------------------
(1) In 1996 and 1995, the Company paid cash dividends of $0.4575 and $0.4050 respectively, per share of common stock and Class B common stock (see Note 5 of Notes to Consolidated Financial Statements for restrictions on dividends).

(2) The high and low sales prices and dividends per share have been restated for 1996 and 1995 to reflect the impact of a four-for-three stock split, effected in the form of a 33 1/3 percent common and Class B common stock dividend, declared by the Company's Board of Directors on September 12, 1996.

ITEM 6. SELECTED FINANCIAL DATA

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1996       1995       1994       1993       1992
                                              ----       ----       ----       ----       ----
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
OPERATING RESULTS
Operating Revenues -- net.................  $534,088   $472,327   $485,579   $426,985   $398,373
                                            --------   --------   --------   --------   --------
Operating Expenses
  Operations..............................   205,885    190,013    191,570    180,998    170,307
  Selling, general and administrative.....   172,838    155,996    174,239    163,578    160,873
  St. Louis Agency adjustment.............    13,972     12,502     14,706     10,660     11,690
  Depreciation and amortization...........    31,102     27,150     30,486     23,792     18,869
                                            --------   --------   --------   --------   --------
     Total operating expenses.............   423,797    385,661    411,001    379,028    361,739
                                            --------   --------   --------   --------   --------
Operating income..........................   110,291     86,666     74,578     47,957     36,634
Interest income...........................     4,522      5,203      1,971      1,090      1,156
Interest expense..........................   (13,592)   (10,171)   (12,009)    (9,823)    (7,801)
Gain on sale of publishing property.......                           2,791
Net other expense.........................    (5,449)    (2,330)    (1,461)    (1,011)      (756)
                                            --------   --------   --------   --------   --------
Income before provision for income taxes
  and cumulative effects of changes in
  accounting principles...................    95,772     79,368     65,870     38,213     29,233
Provision for income taxes................    38,272     30,046     25,960     15,260      5,331
                                            --------   --------   --------   --------   --------
Income before cumulative effects of
  changes in accounting principles........    57,500     49,322     39,910     22,953     23,902
Cumulative effects of changes in
  accounting principles, net of applicable
  income taxes............................                            (719)       360    (25,147)
                                            --------   --------   --------   --------   --------
Net income (loss).........................  $ 57,500   $ 49,322   $ 39,191   $ 23,313   ($ 1,245)
                                            ========   ========   ========   ========   ========
Earnings (loss) per share of stock (common
  and Class B common):(1)
Income before cumulative effects of
  changes in accounting principles........  $   2.62   $   2.26   $   1.84   $   1.13   $   1.24
Cumulative effects of changes in
  accounting principles...................                           (0.03)      0.02      (1.31)
                                            --------   --------   --------   --------   --------
Earnings (loss) per share.................  $   2.62   $   2.26   $   1.81   $   1.15   ($  0.07)
                                            ========   ========   ========   ========   ========
Dividends per share of common and Class B
  common stock(1).........................  $   0.46   $   0.41   $   0.35   $   0.32   $   0.29
                                            ========   ========   ========   ========   ========
Weighted average number of shares (common
  and Class B common stock)
  outstanding(1)..........................    21,926     21,800     21,655     20,371     19,232
                                            ========   ========   ========   ========   ========
OTHER DATA
Working capital...........................  $ 95,330   $128,853   $ 96,729   $ 60,688   $ 45,989
Total assets(2)...........................   683,851    495,073    468,312    461,618    289,988
Long-term debt, less current
  maturities(3)...........................   235,410    114,500    128,750    161,920     57,661
Stockholders' equity(4)...................   249,937    198,771    155,019    122,143     67,074

-------------------------
(1) Shares outstanding, dividends per share and earnings per share have been adjusted for the Company's four-for-three stock split, on September 12, 1996, five-for-four stock split, on January 4, 1995 and 10 percent stock dividend on January 4, 1993.

(2) On July 1, 1996, the Company acquired Scripps League Newspapers, Inc. ("Scripps League") for approximately $216 million. During 1993 the Company acquired television stations WESH and KCCI for approximately $164.7 million.

(3) As of December 31, 1996, approximately $135 million of new long-term debt financing was outstanding related to the acquisition of Scripps League on July 1, 1996. As of December 31, 1993, approximately $118.6 million of new long-term debt financing was outstanding related to the acquisition of WESH and KCCI.

(4) On July 9, 1993, the Company sold 1.35 million shares of common stock in a public offering. The $37 million in net proceeds from the offering was used to partially finance the acquisition of WESH and KCCI in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Annual Report on Form 10-K concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to industry cyclicality, the seasonal nature of the business, changes in pricing or other actions by competitors, and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission including this Annual Report on Form 10-K.

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

RECENT EVENTS

     On July 1, 1996, the Company acquired in a purchase transaction all of the stock of Scripps League Newspapers, Inc. ("Scripps League"), a privately owned company that publishes a group of community newspapers, including 14 dailies, which serve smaller markets, primarily in the West and Midwest. The significant portion of the approximately $216 million purchase price (including approximately $6 million in working capital) has been allocated to fixed and intangible assets whose depreciation and amortization, in large part, is not tax deductible. Dilution from the acquisition (excluding non-recurring costs) was not significant for the second half of 1996 and the Company's after tax cash flow was favorably impacted. After tax cash flow is defined as net income plus depreciation and amortization. See Note 3 of Notes to Consolidated Financial Statements for pro forma information regarding the acquisition.

1996 COMPARED WITH 1995

CONSOLIDATED

     Operating revenues for the year ended December 31, 1996 increased 13.1 percent to $534.1 million from $472.3 million in 1995. The revenue comparison was affected by the acquisition of Scripps League Newspapers, Inc. ("Scripps League" which was subsequently renamed Pulitzer Community Newspapers, Inc. ("PCN")) on July 1, 1996. In addition, the revenue comparison was affected by an extra week of operations in 1995; fiscal 1995 contained 53 weeks, versus 52 weeks in fiscal 1996. On a comparable basis (i.e., excluding

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
PCN from 1996 and the extra week from 1995), consolidated revenues increased 7.6 percent. The increase reflected gains in both broadcasting and publishing revenues.

     Operating expenses, excluding the St. Louis Agency adjustment, were $409.8 million compared to $373.2 million in 1995, an increase of 9.8 percent. On a comparable basis, excluding PCN from 1996 and the extra week from 1995, operating expenses increased 3.2 percent. Major increases in comparable expenses were overall personnel costs of $5.2 million, promotion expenses of $1.2 million, national advertising commissions of $951,000 and circulation distribution expenses of $611,000. Partially offsetting these increases were declines in newsprint expense of $1.1 million and inducement costs of $798,000.

     Operating income for fiscal 1996 increased 27.3 percent to $110.3 million from $86.7 million in 1995. On a comparable basis, excluding PCN from 1996 and the extra week from 1995, operating income increased 25.9 percent. The 1996 increase reflected improvements in both the broadcasting and publishing segments, resulting from increased revenues.

     Interest expense increased $3.4 million in 1996 compared to 1995 due to higher debt levels in the second half of 1996. New long-term borrowings related to the acquisition of Scripps League added approximately $4.8 million to 1996 interest expense. The Company's average debt level for 1996 increased to $186.9 million from $133.2 million in the prior year. The Company's average interest rate for 1996 decreased slightly to 7.3 percent from 7.5 percent in the prior year. Interest income for the year decreased $681,000, due to both lower average balances of invested funds and lower interest rates in 1996.

     The effective income tax rate for 1996 increased to 40 percent from 37.9 percent in the prior year, due to approximately $2.1 million of nondeductible goodwill amortization related to the Scripps League acquisition. The prior year rate was affected by the settlement of a state tax examination which reduced income tax expense by $911,000 in 1995. Excluding the non-recurring tax settlement from the prior year, the effective income tax rate for 1995 would have been 39 percent. The Company expects the estimated tax rate for 1997 will be in the 41 percent range.

     The Company's 1996 nonoperating expenses included a non-recurring charge of approximately $2.7 million ($1.6 million after-tax) for the write-down in value of a joint venture investment.

     For the year ended December 31, 1996, the Company reported net income of $57.5 million, or $2.62 per share, compared with net income of $49.3 million, or $2.26 per share, in the prior year. Comparability of the earnings results was affected by the joint venture write-off in 1996, non-recurring costs related to the Scripps League acquisition ($1.1 million after tax) in 1996, and the positive income tax adjustment in 1995. Excluding the non-recurring items from both years, 1996 net income would have increased to $60.3 million, or $2.74 per share, from $48.4 million, or $2.22 per share, for the prior year. The gain in net income reflected a significant increase in the broadcasting segment's operating profits.

PUBLISHING

     Operating revenues from the Company's publishing segment for 1996 increased
14.7 percent to $309.1 million from $269.4 million in 1995. On a comparable basis, excluding PCN from 1996 and the extra week from 1995, publishing revenues increased 3.5 percent. The comparable increase reflected higher advertising revenues in 1996.

     Newspaper advertising revenues, on a comparable basis, excluding PCN from 1996 and the extra week from 1995, increased $9.5 million, or 6 percent, in 1996. The significant portion of the current year increase resulted from higher classified advertising revenue at the St. Louis Post-Dispatch ("Post-Dispatch"). Increases in advertising rates for most categories and higher volume for zoned advertising were the primary factors in the 1996 revenue increase. In the fourth quarter of 1996 and the first quarter of 1997, varying rate increases were implemented at the Post-Dispatch, The Arizona Daily Star ("Star") and most of the Company's new community newspaper properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
     Circulation revenues, on a comparable basis, excluding PCN from 1996 and the extra week from 1995, increased approximately $100,000, or 0.2 percent, in 1996. The Post-Dispatch and Star experienced only slight fluctuations in paid circulation and average rates in 1996 compared to the prior year.

     Operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the publishing segment, excluding the St. Louis Agency adjustment, increased to $262.5 million in 1996 from $231.5 million in 1995, an increase of 13.4 percent. On a comparable basis, excluding PCN from 1996 and the extra week from 1995, operating expenses increased 2.1 percent. Major increases in comparable expenses were promotion expense of $1.5 million, circulation distribution expenses of $611,000 and overall personnel costs of $574,000. Partially offsetting these increases were declines in newsprint expense of $1.1 million and inducement costs of $798,000.

     Operating income from the Company's publishing activities increased 28.3 percent to $32.6 million in 1996 from $25.4 million in 1995. On a comparable basis, excluding PCN from 1996 and the extra week from 1995, operating income from the publishing segment increased 12 percent. The increase resulted from higher advertising revenues on a comparable basis.

     On a comparable basis, excluding PCN from 1996 and the extra week from 1995, lower newsprint prices resulted in a $1.1 million decline in 1996 newsprint expense ($862,000 after giving effect to the St. Louis Agency adjustment). During the first quarter of 1997, the Company's average cost per metric ton for newsprint has been in the range of $510. Newsprint suppliers increased the price to $575 per metric ton on March 1, 1997 which will begin to impact the Company's newsprint expense in the second quarter of 1997. The Company's 1996 newsprint cost and metric tons consumed, after giving effect to the St. Louis Agency adjustment and excluding PCN, were approximately $30.7 million and 47,751 tons, respectively.

BROADCASTING

     Broadcasting operating revenues for 1996 increased 10.9 percent to $225 million from $202.9 million in 1995. On a comparable basis, excluding the extra week from 1995, operating revenues increased 12.9 percent. Local spot advertising increased 14.2 percent and national spot advertising increased 14.7 percent. The current year increases reflected strong Olympic-related advertising at the Company's five NBC affiliated stations and significant political advertising of $13.2 million, an increase of $10.3 million.

     Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) increased 3.5 percent to $141.7 million in 1996 from $137 million in 1995. On a comparable basis, excluding the extra week from 1995, operating expenses increased 4.5 percent. This increase was primarily attributable to higher overall personnel costs of $4.2 million and higher national advertising commissions of $951,000.

     Operating income from the broadcasting segment in 1996 increased 26.2 percent to $83.2 million from $65.9 million in the prior year. On a comparable basis, excluding the extra week from 1995, operating income from the broadcasting segment increased 30.9 percent. The 1996 gain resulted from the significant increases in both local and national advertising revenues.

1995 COMPARED WITH 1994

CONSOLIDATED

     Operating revenues for the year ended December 31, 1995 decreased 2.7 percent to $472.3 million from $485.6 million in 1994. The revenue comparison was affected by the sale of the Company's Chicago publishing subsidiary, Pulitzer Community Newspapers, Inc. ("PCN"), on December 22, 1994. The Company's 1994 results included substantially a full year of PCN operations while no amounts for PCN were included in the 1995 results. In addition, the revenue comparison was favorably affected by an extra week of operations in 1995; fiscal 1995 contained 53 weeks, versus 52 weeks in fiscal 1994. On a comparable basis (i.e., excluding

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
the extra week from 1995 and PCN from 1994), consolidated revenues increased 6.2 percent. The increase reflected gains in both broadcasting and publishing revenues.

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

     On December 22, 1994, the Company sold its Chicago publishing subsidiary, PCN, for approximately $33.7 million. The gain on the sale of PCN added approximately $1 million ($2.8 million less income taxes of $1.8 million), or $0.05 per share, to 1994 net income. Other than the net gain of $1 million, the sale of PCN had no effect on the net income comparisons because earnings provided by PCN in 1994 were offset in 1995 by the after-tax investment income generated by the sale proceeds.

     For the year ended December 31, 1995, the Company reported net income of $49.3 million, or $2.26 per share, compared with net income of $39.2 million, or $1.81 per share, in the prior year. Comparability of the earnings results was affected by several non-recurring items which included the positive income tax adjustments in both years, the SFAS 112 adjustment in 1994 and the PCN gain in 1994. Excluding the non-recurring items from both years, 1995 net income increased to $48.4 million, or $2.22 per share, from $38.4 million, or $1.77 per share, for the prior year. The gain in net income reflected an improvement in the broadcasting segment's operating profits and a reduction in interest expense.

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

     Newspaper advertising revenues, on a comparable basis, excluding the extra week from 1995 and PCN from 1994, increased $5.2 million, or 3.4 percent, in 1995. The current year increase was generated by higher average rates which contributed $7.2 million but which was partially offset by a decline in advertising volume totaling $2 million. In the first quarter of 1995, both the Post-Dispatch and Star implemented rate increases for most advertising categories, ranging from 4 percent to 6 percent and 6 percent to 8 percent, respectively. In November 1995, additional rate increases, ranging from 7.5 percent to 9.5 percent, were implemented at the Star.

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

BROADCASTING

     Broadcasting operating revenues for 1995 increased 12.2 percent to $202.9 million from $180.8 million in 1994. On a comparable basis, excluding the extra week from 1995, operating revenues increased 10.2 percent. Local spot advertising increased 5.9 percent and national spot advertising increased 3.4 percent. In addition, network compensation revenue increased $10.2 million due to new ten-year network affiliation agreements executed in early 1995. During 1995, approximately $2 million of this network revenue increase was invested back into the Company's stations to strengthen their local news operations. These costs were reflected in the ongoing annual expenses of the broadcasting operations.

     Reported broadcasting operating revenues included political advertising of $2.9 million and $8.5 million in 1995 and 1994, respectively.

     Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) increased 3.1 percent to $137 million in 1995 from $132.8 million in 1994. On a comparable basis, excluding the extra week from 1995, operating expenses increased 2.1 percent. Major increases in comparable expenses were overall personnel costs of $3 million and promotion expense of $805,000. Also contributing to the current year expense increase was the prior year reversal of an accrual due to the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
settlement of a sales tax issue ($437,000). Partially offsetting these increases were declines in depreciation and amortization of $1.5 million and programming rights expense of $1.2 million.

     Operating income from the broadcasting segment in 1995 increased 37.5 percent to $65.9 million from $48 million in the prior year. On a comparable basis, excluding the extra week from 1995, operating income from the broadcasting segment increased 32.6 percent. The 1995 increase resulted from a combination of increased advertising revenues and higher network compensation.

LIQUIDITY AND CAPITAL RESOURCES

     Outstanding debt, inclusive of the short-term portion of long-term debt, as of December 31, 1996, was $250.1 million, compared with $128.8 million at December 31, 1995, reflecting the new debt financing incurred for the Scripps League acquisition on July 1, 1996. During 1996, the Company made a scheduled repayment of $14.3 million under its Senior Note Agreement which matures in 1997.

     On July 1, 1996, in connection with the acquisition of Scripps League, the Company issued $85 million of fixed rate senior notes to Prudential Insurance Company of America ("Prudential") and entered into a $50 million credit agreement with The First National Bank of Chicago, as Agent, for a group of lenders ("FNBC"). The Company immediately borrowed the full amount under the FNBC Credit Agreement to partially finance the Scripps League acquisition. See Notes 3 and 5 of Notes to Consolidated Financial Statements for additional information regarding the acquisition and long-term borrowings.

     The Company's Senior Note Agreements with Prudential and FNBC Credit Agreement require it to maintain certain financial ratios, place restrictions on the payment of dividends and prohibit new borrowings, except as permitted thereunder.

     As of December 31, 1996, commitments for capital expenditures were approximately $5.3 million, relating to normal capital equipment replacements. Commitments for film contracts and license fees as of December 31, 1996 were approximately $22.9 million. In addition, as of December 31, 1996, the Company had capital contribution commitments of approximately $3.4 million related to investments in two limited partnerships.

     At December 31, 1996, the Company had working capital of $95.3 million and a current ratio of 2.24 to 1. This compares to working capital of $128.9 million and a current ratio of 3.22 to 1 at December 31, 1995.

     The Company from time to time considers acquisitions of broadcasting, newspaper and other properties when favorable investment opportunities are identified. Other than agreements to acquire two small radio stations, the Company has no agreements to acquire additional properties. In the event an investment opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to the Company.

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

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

     Independent Auditors' Report

     Statements of Consolidated Income for each of the Three Years in the Period
        Ended December 31, 1996

     Statements of Consolidated Financial Position at December 31, 1996 and 1995

     Statements of Consolidated Stockholders' Equity for each of the Three Years in the Period Ended December 31, 1996

     Statements of Consolidated Cash Flows for each of the Three Years in the Period Ended December 31, 1996

     Notes to Consolidated Financial Statements for the Three Years in the
        Period Ended December 31, 1996

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pulitzer Publishing Company:

     We have audited the accompanying statements of consolidated financial position of Pulitzer Publishing Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 9 to the consolidated financial statements, in 1994 the Company changed its method of accounting for postemployment benefits to conform with Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits.

DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 7, 1997

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1996          1995          1994
                                                                 ----          ----          ----
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING REVENUES -- NET:
  Publishing:
     Advertising............................................     $191,939      $161,932      $181,018
     Circulation............................................       81,434        76,349        77,941
     Other..................................................       35,723        31,107        45,820
  Broadcasting..............................................      224,992       202,939       180,800
                                                                 --------      --------      --------
          Total operating revenues..........................      534,088       472,327       485,579
                                                                 --------      --------      --------
OPERATING EXPENSES:
  Publishing operations.....................................      139,259       125,811       130,219
  Broadcasting operations...................................       66,626        64,202        61,351
  Selling, general and administrative.......................      172,838       155,996       174,239
  St. Louis Agency adjustment (Note 2)......................       13,972        12,502        14,706
  Depreciation and amortization.............................       31,102        27,150        30,486
                                                                 --------      --------      --------
          Total operating expenses..........................      423,797       385,661       411,001
                                                                 --------      --------      --------
  Operating income..........................................      110,291        86,666        74,578
  Interest income...........................................        4,522         5,203         1,971
  Interest expense..........................................      (13,592)      (10,171)      (12,009)
  Gain on sale of publishing property (Note 3)..............                                    2,791
  Net other expense.........................................       (5,449)       (2,330)       (1,461)
                                                                 --------      --------      --------
INCOME BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE..................       95,772        79,368        65,870
PROVISION FOR INCOME TAXES (Note 10)........................       38,272        30,046        25,960
                                                                 --------      --------      --------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................       57,500        49,322        39,910
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF
  APPLICABLE INCOME TAXES (Note 9)..........................                                     (719)
                                                                 --------      --------      --------
NET INCOME..................................................     $ 57,500      $ 49,322      $ 39,191
                                                                 ========      ========      ========
EARNINGS PER SHARE OF STOCK (COMMON AND CLASS B COMMON):
  Income before cumulative effect of change in accounting
     principle..............................................        $2.62         $2.26         $1.84
  Cumulative effect of change in accounting principle.......                                    (0.03)
                                                                 --------      --------      --------
          Total.............................................        $2.62         $2.26         $1.81
                                                                 ========      ========      ========
WEIGHTED AVERAGE NUMBER OF SHARES (COMMON AND CLASS B COMMON
  STOCK OUTSTANDING) (Note 7)...............................       21,926        21,800        21,655
                                                                 ========      ========      ========

          See accompanying notes to consolidated financial statements.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1996        1995
                                                                ----        ----
                                                                 (IN THOUSANDS)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  73,052   $ 100,380
  Trade accounts receivable (less allowance for doubtful
    accounts of $2,576 and $2,009)..........................     80,010      64,524
  Inventory.................................................      4,976       6,190
  Prepaid expenses and other................................      5,650       7,041
  Program rights............................................      8,452       8,824
                                                              ---------   ---------
      Total current assets..................................    172,140     186,959
                                                              ---------   ---------
PROPERTIES:
  Land......................................................     14,692      11,779
  Buildings.................................................     78,733      60,794
  Machinery and equipment...................................    209,854     173,165
  Construction in progress..................................      2,071       8,745
                                                              ---------   ---------
      Total.................................................    305,350     254,483
  Less accumulated depreciation.............................    149,418     135,296
                                                              ---------   ---------
      Properties -- net.....................................    155,932     119,187
                                                              ---------   ---------
INTANGIBLE AND OTHER ASSETS:
  Intangible assets -- net of applicable amortization (Notes
    3 and 4)................................................    298,305     117,470
  Receivable from The Herald Company (Notes 2 and 9)........     39,955      43,696
  Other.....................................................     17,519      27,761
                                                              ---------   ---------
      Total intangible and other assets.....................    355,779     188,927
                                                              ---------   ---------
         TOTAL..............................................  $ 683,851   $ 495,073
                                                              =========   =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable....................................  $  13,355   $  14,145
  Current portion of long-term debt (Note 5)................     14,705      14,250
  Salaries, wages and commissions...........................     14,897      11,757
  Income taxes payable......................................      1,267       2,618
  Program contracts payable.................................      8,916       8,664
  Interest payable..........................................      7,177       3,415
  Pension obligations (Note 8)..............................      2,123       1,023
  Acquisition payable.......................................      9,804
  Other.....................................................      4,566       2,234
                                                              ---------   ---------
      Total current liabilities.............................     76,810      58,106
                                                              ---------   ---------
LONG-TERM DEBT (Note 5).....................................    235,410     114,500
                                                              ---------   ---------
PENSION OBLIGATIONS (Note 8)................................     23,415      24,631
                                                              ---------   ---------
POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT OBLIGATIONS (Note
  9)........................................................     92,252      92,856
                                                              ---------   ---------
OTHER LONG-TERM LIABILITIES.................................      6,027       6,209
                                                              ---------   ---------
COMMITMENTS AND CONTINGENCIES (Note 6)......................
STOCKHOLDERS' EQUITY (Note 7):
  Preferred stock, $.01 par value; 25,000,000 shares
    authorized; issued and outstanding -- none..............
  Common stock, $.01 par value; 100,000,000 shares
    authorized; issued -- 6,498,215 in 1996 and 4,704,268 in
    1995....................................................         65          47
  Class B common stock, convertible, $.01 par value;
    50,000,000 shares authorized; issued -- 27,214,842 in
    1996 and 20,474,050 in 1995.............................        272         205
  Additional paid-in capital................................    129,173     125,539
  Retained earnings.........................................    308,283     260,816
                                                              ---------   ---------
      Total.................................................    437,793     386,607
  Treasury stock -- at cost; 22,811 and 16,712 shares of
    common stock in 1996 and 1995, respectively, and
    11,700,850 shares in 1996 and 8,775,638 in 1995 of Class
    B common stock..........................................   (187,856)   (187,836)
                                                              ---------   ---------
      Total stockholders' equity............................    249,937     198,771
                                                              ---------   ---------
         TOTAL..............................................  $ 683,851   $ 495,073
                                                              =========   =========

          See accompanying notes to consolidated financial statements.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         CLASS B   ADDITIONAL                              TOTAL
                                                COMMON   COMMON     PAID-IN     RETAINED   TREASURY    STOCKHOLDERS'
                                                STOCK     STOCK     CAPITAL     EARNINGS     STOCK        EQUITY
                                                ------   -------   ----------   --------   --------    -------------
                                                                           (IN THOUSANDS)
BALANCES AT JANUARY 1, 1994..................    $35       $165     $120,901    $188,665   $(187,623)    $122,143
  Issuance of common stock grants............                            101                                  101
  Common stock options exercised.............                            898                                  898
  Conversion of Class B common stock to
    common stock.............................
  Tax benefit from stock options exercised...                            220                                  220
  Net income.................................                                     39,191                   39,191
  Cash dividends declared and paid $.35 per
    share of common and Class B common.......                                     (7,534)                  (7,534)
  Five-for-four stock split in the form of a
    25 percent stock dividend (Note 7).......      9         41          (50)
                                                 ---       ----     --------    --------   ---------     --------
BALANCES AT DECEMBER 31, 1994................     44        206      122,070     220,322    (187,623)     155,019
  Issuance of common stock grants............                            218                                  218
  Common stock options exercised.............      2                   2,327                                2,329
  Conversion of Class B common stock to
    common stock.............................      1         (1)
  Tax benefit from stock options exercised...                            924                                  924
  Net income.................................                                     49,322                   49,322
  Cash dividends declared and paid $.41 per
    share of common and Class B common.......                                     (8,828)                  (8,828)
  Purchase of treasury stock.................                                                   (213)        (213)
                                                 ---       ----     --------    --------   ---------     --------
BALANCES AT DECEMBER 31, 1995................     47        205      125,539     260,816    (187,836)     198,771
  Issuance of common stock grants............                             76                                   76
  Common stock options exercised.............      1                   2,166                                2,167
  Conversion of Class B common stock to
    common stock.............................      1         (1)
  Tax benefit from stock options exercised...                          1,476                                1,476
  Net income.................................                                     57,500                   57,500
  Cash dividends declared and paid $.46 per
    share of common and Class B common.......                                    (10,033)                 (10,033)
  Purchase of treasury stock.................                                                    (20)         (20)
  Four for three stock split in the form of a
    33.3 percent stock dividend (Note 7).....     16         68          (84)
                                                 ---       ----     --------    --------   ---------     --------
BALANCES AT DECEMBER 31, 1996................    $65       $272     $129,173    $308,283   $(187,856)    $249,937
                                                 ===       ====     ========    ========   =========     ========

                                                                 COMMON STOCK                CLASS B COMMON STOCK
                                                            -----------------------         -----------------------
                                                                           HELD IN                         HELD IN
                                                            ISSUED         TREASURY         ISSUED         TREASURY
                                                            ------         --------         ------         --------
                                                                                (IN THOUSANDS)
SHARE ACTIVITY:
BALANCES AT JANUARY 1, 1994...............................  3,512             (9)           16,488          (7,021)
  Issuance of common stock grants.........................      3
  Common stock options exercised..........................     40
  Conversion of Class B common stock to common stock......      1                               (1)
  Five-for-four stock split in the form of a 25 percent
    stock dividend (Note 7)...............................    888             (2)            4,122          (1,755)
                                                            -----            ---            ------         -------
BALANCES AT DECEMBER 31, 1994.............................  4,444            (11)           20,609          (8,776)
  Issuance of common stock grants.........................      6
  Common stock options exercised..........................    119
  Conversion of Class B common stock to common stock......    135                             (135)
  Purchase of treasury stock..............................                    (6)
                                                            -----            ---            ------         -------
BALANCES AT DECEMBER 31, 1995.............................  4,704            (17)           20,474          (8,776)
  Issuance of common stock grants.........................      2
  Common stock options exercised..........................    140
  Conversion of Class B common stock to common stock......     84                              (84)
  Four for three split in the form of a 33.3 percent stock
    dividend (Note 7).....................................  1,568             (6)            6,825          (2,925)
                                                            -----            ---            ------         -------
BALANCES AT DECEMBER 31, 1996.............................  6,498            (23)           27,215         (11,701)
                                                            =====            ===            ======         =======

          See accompanying notes to consolidated financial statements.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1996        1995       1994
                                                                ----        ----       ----
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  57,500   $ 49,322   $ 39,191
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Cumulative effect of change in accounting principle, net
     of applicable income taxes.............................                              719
    Depreciation............................................     20,434     19,281     20,466
    Amortization of intangibles.............................     10,668      7,869     10,020
    Increase (decrease) in postretirement and postemployment
     benefit obligations....................................       (604)       890       (496)
    Deferred income taxes...................................     (1,943)    (1,847)    (4,617)
    Gain on sale of assets..................................       (421)               (2,791)
    Changes in assets and liabilities (net of the effects of
     the purchase and sale of properties) (Note 3) which
     provided (used) cash:
      Trade accounts receivable.............................     (9,737)    (1,581)    (8,269)
      Inventory.............................................      3,017     (3,121)     1,540
      Other assets..........................................      7,842      1,150      3,567
      Trade accounts payable and other liabilities..........      4,263        704      8,660
      Income taxes payable..................................       (239)    (3,713)     2,059
                                                              ---------   --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................     90,780     68,954     70,049
                                                              ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (17,787)   (22,934)   (13,313)
  Purchase of publishing properties, net of cash acquired...   (203,306)
  Purchase of broadcast assets..............................     (5,187)
  Investment in joint ventures and limited partnerships.....     (2,983)    (3,637)    (5,593)
  Sale of assets, net of cash sold..........................      4,150                30,486
  (Increase) decrease in notes receivable...................     (4,904)     1,875         18
                                                              ---------   --------   --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES.........   (230,017)   (24,696)    11,598
                                                              ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................    135,000
  Repayments on long-term debt..............................    (15,205)   (14,250)   (32,897)
  Dividends paid............................................    (10,033)    (8,828)    (7,534)
  Proceeds from exercise of stock options...................      2,167      2,329        898
  Purchase of treasury stock................................        (20)      (213)
                                                              ---------   --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........    111,909    (20,962)   (39,533)
                                                              ---------   --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........    (27,328)    23,296     42,114
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    100,380     77,084     34,970
                                                              ---------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  73,052   $100,380   $ 77,084
                                                              =========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest paid...........................................  $   9,716   $ 10,147   $ 13,067
    Interest received.......................................     (4,872)    (4,805)    (1,834)
    Income taxes............................................     38,530     35,862     28,369
    Income tax refunds......................................       (195)    (1,280)       (70)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITY:
  Decrease in minimum pension liability and related
    intangible asset
    (Notes 4 and 8).........................................  $  (1,059)  $   (227)  $ (1,629)

          See accompanying notes to consolidated financial statements.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation -- The consolidated financial statements include the accounts of Pulitzer Publishing Company (the "Company") and its subsidiary companies, all of which are wholly-owned. All significant intercompany transactions have been eliminated from the consolidated financial statements.

     Fiscal Year -- The Company's fiscal year ends on the last Sunday of the calendar year, which in 1995 resulted in a 14-week fourth quarter and a 53-week year. In 1996 and 1994, the fourth quarter was 13 weeks and the year was 52 weeks. For ease of presentation, the Company has used December 31 as the year-end.

     Cash Equivalents -- For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventory Valuation -- Inventory, which consists primarily of newsprint, is stated at the lower of cost (determined primarily using the last-in, first-out method) or market. If the first-in, first-out cost method had been used, inventory would have been $874,000 and $2,064,000 higher than reported at December 31, 1996 and 1995, respectively. Ink and other miscellaneous supplies are expensed as purchased.

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

     Intangible Assets -- Intangibles consisting of goodwill, FCC licenses and network affiliations acquired subsequent to the effective date of Accounting Principles Board Opinion No. 17 ("Opinion No. 17") are being amortized over lives of either 15 or 40 years while all other intangible assets are being amortized over lives ranging from 4 to 23 years. Management periodically evaluates the recoverability of intangible assets by reviewing the current and projected cash flows of each of its properties. Intangibles in the amount of $1,520,000, related to acquisitions prior to the effective date of Opinion No. 17, are not being amortized because, in the opinion of management, their value is of undeterminable duration. In addition, the intangible asset relating to the Company's additional minimum pension liability under Statement of Financial Accounting Standards No. 87 is adjusted annually, as necessary, when a new determination of the amount of the additional minimum pension liability is made annually.

     Long-Lived Assets -- The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March 1995. This statement became effective for the Company's 1996 fiscal year. The general requirements of this statement are applicable to the properties and intangible assets of the Company and require impairment to be considered whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this standard on its effective date of January 1, 1996 had no impact on the Company's financial position or results of operations.

     Income Taxes -- Deferred tax assets and liabilities are recorded for the expected future tax consequences of events that have been included in either the financial statements or tax returns of the Company. Under this

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 -- CONTINUED

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

     Employee Benefit Plans -- The Company and its subsidiaries have several noncontributory pension plans covering substantially all of their employees. Benefits under the plans are generally based on salary and years of service. The Company's liability and related expense for benefits under the plans are recorded over the service period of active employees based upon annual actuarial calculations. Plan funding strategies are influenced by tax regulations. Plan assets consist primarily of government bonds and corporate equity securities.

     The Company provides retiree medical and life insurance benefits under varying postretirement plans at several of its operating locations. In addition, the Company provides postemployment disability benefits to certain former employee groups prior to retirement. The significant portion of these benefits results from plans at the St. Louis Post-Dispatch. The Company's liability and related expense for benefits under the postretirement plans are recorded over the service period of active employees based upon annual actuarial calculations. The Company accrues postemployment disability benefits when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. All of the Company's postretirement and postemployment benefits are funded on a pay-as-you-go basis.

     Stock-Based Compensation Plans -- Effective January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, but are required to disclose pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting. The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption, whereas the disclosure requirements apply to all awards granted subsequent to December 31, 1994. The Company has adopted the disclosure requirements of SFAS 123 in fiscal year 1996 but will continue to recognize and measure compensation for its restricted stock and stock option plans in accordance with the existing provisions of APB 25.

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

     Reclassifications -- Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform with the 1996 presentation.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 -- CONTINUED

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

3. ACQUISITION AND DISPOSITION OF PROPERTIES

     During 1996, the Company acquired in a purchase transaction all of the stock of Scripps League Newspapers, Inc. ("Scripps League"), a privately owned company that publishes a group of community newspapers, including 14 dailies, which serve smaller markets, primarily in the West and Midwest. The purchase price of approximately $216 million (including acquisition costs) includes all of the operating assets of the newspapers, working capital of approximately $6 million and intangibles. The December 31, 1996 consolidated balance sheet reflects a preliminary purchase price allocation subject to certain adjustments based upon final working capital balances and final appraisals at June 30, 1996. The acquisition was financed by long-term borrowings of $135 million (see Note
5) and cash of approximately $81 million (approximately $69 million net of cash acquired). The results of the operations of Scripps League for the period subsequent to June 30, 1996 are included in the Company's 1996 Statement of Consolidated Income.

     The following supplemental unaudited pro forma information shows the results of operations of the Company for the years ended December 31, 1996 and 1995 adjusted for the acquisition of Scripps League, assuming such transaction and the related debt financing had been consummated at the beginning of each year presented. The unaudited pro forma financial information is not necessarily indicative either of results of

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 -- CONTINUED

operations that would have occurred had the transaction occurred at the beginning of each year presented or of future results of operations.

                                                                  DECEMBER 31,
                                                             ----------------------
                                                               1996         1995
                                                               ----         ----
                                                                  (UNAUDITED)
                                                             (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
Operating Revenues -- net................................     $566,915     $536,803
Operating income.........................................     $113,660     $ 93,896
Net income...............................................     $ 54,519     $ 44,203
Earnings per share of stock (common and Class B
  common)................................................     $   2.49     $   2.03
Weighted average number of shares (common and Class B
  common) outstanding....................................       21,926       21,800

     In December 1996, the Company acquired in a purchase transaction the assets of an AM radio station in Phoenix, Arizona for approximately $5,187,000.

     On December 22, 1994, the Company sold its wholly-owned publishing subsidiary in Chicago, Illinois, for approximately $33,746,000. A gain of $2,791,000 ($1,051,000 after taxes or $0.05 per share) was recognized on this transaction. The Company's 1994 statement of consolidated income includes substantially a full year of operating results for this subsidiary.

4. INTANGIBLE ASSETS

     Intangible assets consist of:

                                                                 DECEMBER 31,
                                                             --------------------
                                                               1996        1995
                                                               ----        ----
                                                                (IN THOUSANDS)
FCC licenses and network affiliations....................    $112,161    $107,115
Goodwill.................................................     178,327      12,393
Intangible pension asset (Note 8)........................       1,918       2,977
Other....................................................      63,914      42,491
                                                             --------    --------
       Total.............................................     356,320     164,976
Less accumulated amortization............................      58,015      47,506
                                                             --------    --------
Total intangible assets -- net...........................    $298,305    $117,470
                                                             ========    ========

5. FINANCING ARRANGEMENTS

     Long-term debt consists of:

                                                                 DECEMBER 31,
                                                             --------------------
                                                               1996        1995
                                                               ----        ----
                                                                (IN THOUSANDS)
Credit Agreement.........................................    $ 50,000    $     --
Senior notes maturing in substantially equal annual
  installments:
  8.8% due through 1997..................................      14,500      28,750
  6.76% due 1998-2001....................................      50,000      50,000
  7.22% due 2002-2005....................................      50,000      50,000
  7.86% due 2001-2008....................................      85,000
  Other..................................................         615
                                                             --------    --------
       Total.............................................     250,115     128,750
Less current portion.....................................      14,705      14,250
                                                             --------    --------
Total long-term debt.....................................    $235,410    $114,500
                                                             ========    ========

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 -- CONTINUED

     On July 1, 1996, in connection with the acquisition of Scripps League (see
Note 3), the Company issued to The Prudential Insurance Company of America $85,000,000 principal amount of 7.86 percent Senior Notes due 2008 ("Notes"). In addition, on July 1, 1996, the Company entered into a credit agreement with The First National Bank of Chicago, as Agent, for a group of lenders ("FNBC"), providing for a $50,000,000 five year variable rate revolving credit facility ("Credit Agreement"). The Company immediately borrowed the full amount under the Credit Agreement and used the proceeds, together with the proceeds from the Notes, to partially finance the Scripps League acquisition.

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

     The Credit Agreement allows the Company to elect an interest rate with respect to each borrowing under the facility equal to a daily floating rate or the Eurodollar rate plus 0.225 percent. As of December 31, 1996, the interest rate on the Credit Agreement borrowings with FNBC was 5.875 percent.

     The terms of the various senior note agreements contain certain covenants and conditions including the maintenance of cash flow and various other financial ratios, limitations on the incurrence of other debt and limitations on the amount of restricted payments (which generally includes dividends, stock purchases and redemptions).

     Under the terms of the most restrictive borrowing covenants, in general, the Company may pay annual dividends not to exceed the sum of $10,000,000, plus 75% of consolidated net earnings commencing January 1, 1993, less the sum of all dividends paid or declared and redemptions in excess of sales of Company stock after December 31, 1992. Pursuant to this calculation, approximately $103,150,000 is available for distribution as dividends at December 31, 1996.

     Approximate annual maturities of long-term debt for the five years subsequent to December 31, 1996 are as follows:

                        FISCAL YEAR
                        -----------
                       (IN THOUSANDS)
1997........................................................    $ 14,705
1998........................................................      12,705
1999........................................................      12,705
2000........................................................      12,500
2001........................................................      73,125
Thereafter..................................................     124,375
                                                                --------
       Total................................................    $250,115
                                                                ========

6. COMMITMENTS AND CONTINGENCIES

     At December 31, 1996, the Company and its subsidiaries had construction and equipment commitments of approximately $5,263,000 and commitments for program contracts payable and license fees of approximately $22,883,000.

     The Company is an investor in two limited partnerships requiring future capital contributions. As of December 31, 1996, the Company's unfunded capital contribution commitment related to these investments was approximately $3,405,000.

     The Company and its subsidiaries are defendants in a number of lawsuits, some of which claim substantial amounts. While the results of litigation cannot be predicted, management believes the ultimate

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 -- CONTINUED

outcome of such litigation will not have a material adverse effect on the consolidated financial statements of the Company and its subsidiaries.

     In connection with the September 1986 purchase of the Company's Class B common stock, the Company agreed to make an additional payment to the selling stockholders in the event that prior to May 13, 2001, the stockholders receive dividends or distributions in excess of specified amounts in connection with the sale of more than 85% of the voting securities or equity of the Company, a merger, or a complete or partial liquidation or similar corporate transaction. Any payment pursuant to this requirement would be based upon a percentage of the dividend or distribution per share in excess of $15.72 increased by 15% compounded annually beginning May 12, 1986.

7. STOCKHOLDERS' EQUITY

     Each share of the Company's common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes on all matters. Holders of substantially all outstanding shares of Class B common stock, which represents 95.7% of the combined voting power of the Company, have deposited their shares in a voting trust (the "Voting Trust").

     During 1995, the Voting Trust Agreement dated January 17, 1991 was terminated and a new Voting Trust Agreement with similar terms was entered into.

     The trustees generally hold all voting rights with respect to the shares of Class B common stock subject to the Voting Trust; however, in connection with certain matters, including any proposal for a merger, consolidation, recapitalization or dissolution of the Company or disposition of all or substantially all its assets, the calling of a special meeting of stockholders and the removal of directors, the Trustees may not vote the shares deposited in the Voting Trust except in accordance with written instructions from the holders of the Voting Trust Certificates. The Voting Trust may be terminated with the written consent of holders of two-thirds in interest of all outstanding Voting Trust Certificates. Unless extended or terminated by the parties thereto, the Voting Trust expires on January 16, 2001.

     On May 11, 1994, the Company's stockholders adopted the Pulitzer Publishing Company 1994 Stock Option Plan (the "1994 Plan"), replacing the Pulitzer Publishing Company 1986 Employee Stock Option Plan (the "1986 Plan"). The 1994 Plan provides for the issuance to key employees and outside directors of incentive stock options to purchase up to a maximum of 2,500,000 shares of common stock. Under the 1994 Plan, options to purchase 1,667 shares of common stock will be automatically granted to outside directors on the date following each annual meeting of the Company's stockholders and will vest on the date of the next annual meeting of the Company's stockholders. Total shares available for issue to outside directors under this automatic grant feature are limited to a maximum of 166,667. The issuance of all other options will be administered by the Compensation Committee of the Board of Directors, subject to the 1994 Plan's terms and conditions. Specifically, the exercise price per share may not be less than the fair market value of a share of common stock at the date of grant. In addition, exercise periods may not exceed ten years and the minimum vesting period is established at six months from the date of grant. Option awards to an individual employee may not exceed 250,000 shares in a calendar year.

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

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 -- CONTINUED

     Stock option transactions are summarized as follows:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                 SHARES       PRICE RANGE      PRICE
                                                 ------       -----------     --------
Common Stock Options:
  Outstanding, January 1, 1994..............    1,063,661    $ 9.27-$21.98     $15.51
  Granted...................................      231,650    $21.53-$21.75     $21.53
  Cancelled.................................      (30,495)   $11.73-$21.98     $19.54
  Exercised.................................      (66,445)   $ 9.27-$18.55     $13.52
                                                ---------
Outstanding, December 31, 1994..............    1,198,371    $ 9.27-$21.98     $16.69
  Granted...................................      192,853    $30.47-$34.41     $34.31
  Cancelled.................................      (39,632)   $11.73-$21.98     $16.69
  Exercised.................................     (158,304)   $ 9.27-$21.98     $14.71
                                                ---------
Outstanding, December 31, 1995..............    1,193,288    $ 9.27-$34.41     $19.80
                                                ---------
  Granted...................................      179,809    $41.91-$46.25     $46.03
  Cancelled.................................       (2,146)   $21.53-$34.41     $28.77
  Exercised.................................     (140,096)   $ 9.27-$21.98     $15.47
                                                ---------
  Outstanding, December 31, 1996............    1,230,855    $ 9.27-$46.25     $24.11
                                                =========
Exercisable at:
  December 31, 1995.........................      807,011    $ 9.27-$21.98     $15.89
                                                =========
  December 31, 1996.........................      855,445    $ 9.27-$34.41     $18.19
                                                =========
  Shares Available for Grant at December 31,
     1996...................................    1,909,000
                                                =========

     Stock appreciation right transactions are summarized as follows:

                                                                SHARES     PRICE
                                                                ------     -----
Common Stock Appreciation Rights:
  Outstanding, January 1, 1994 and December 31, 1994........     37,584    $14.87
  Cancelled.................................................    (10,183)   $14.87
  Exercised.................................................    (27,401)   $14.87
                                                                =======
  Outstanding, December 31, 1995 and 1996...................         --
                                                                =======

     On May 11, 1994, the Company's stockholders adopted the Pulitzer Publishing Company 1994 Key Employees' Restricted stock Purchase Plan (the "1994 stock Plan") which replaced the Pulitzer Publishing Company 1986 Key Employees' Restricted stock Purchase Plan ("1986 stock Plan"). The 1994 stock Plan provides that an employee may receive, at the discretion of the Compensation Committee, a grant or right to purchase at a particular price, shares of common stock subject to restrictions on transferability. A maximum of 416,667 shares of common stock may be granted or purchased by employees. In addition, no more than 83,333 shares of common stock may be issued to an employee in any calendar year.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 -- CONTINUED

     Prior to 1994, the Company granted stock awards under the 1986 Stock Plan. For grants awarded under both the 1994 and 1986 Stock Plans, compensation expense is recognized over the vesting period of the grants. Stock Purchase Plan transactions are summarized as follows:

                                                                         WEIGHTED
                                                                         AVERAGE
                                               SHARES     PRICE RANGE     PRICE
                                               ------     -----------    --------
Common Stock Grant:
  Outstanding, January 1, 1994...............       --
  Granted....................................    4,843   $20.25-$21.38    $20.81
  Vested.....................................     (607)  $20.25           $20.25
                                               -------
  Outstanding, December 31, 1994.............    4,236   $20.25-$21.38    $20.89
  Granted....................................    8,880   $24.53           $24.53
  Vested.....................................   (7,460)  $20.25-$24.53    $23.93
                                               -------
  Outstanding, December 31, 1995.............    5,656   $20.25-$24.53    $22.60
  Granted....................................    2,093   $36.70           $36.70
  Vested.....................................   (1,864)  $20.25-$24.53    $22.12
                                               -------
  Outstanding, December 31, 1996.............    5,885   $20.25-$36.70    $27.78
                                               =======
Shares Available for Grant at December 31,
  1996.......................................  400,851
                                               =======

     As required by SFAS 123, the Company has estimated the fair value of its option grants since December 31, 1994 by utilizing the binomial options pricing model. The fair value calculation was made with estimated values for the risk free rate of 6%, volatility rate of 21%, dividend rate of 1.25% and average lives of 7 years. The pro forma compensation effects of this calculation were insignificant and therefore have not been disclosed.

     On September 12, 1996, the Board of Directors declared a four-for-three stock split of the Company's common and Class B common stock payable in the form of a 33.3% stock dividend. The dividend was distributed on November 1, 1996 to stockholders of record on October 10, 1996. The Company's capital balances and share amounts have been adjusted in 1996 to reflect the split.

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

     On January 28, 1997, the Company's Board of Directors unanimously adopted the Pulitzer Publishing Company 1997 Employee Stock Purchase Plan (the "Plan"), subject to stockholder approval. The Plan allows eligible employees to authorize payroll deductions for the periodic purchase of the Company's Common Stock ("Common Stock") at a price generally equal to 85% of the Common Stock's fair market value.

     In general, all employees of the Company and its subsidiaries are eligible to participate in the Plan after completing at least one year of employment. Subject to appropriate adjustment for stock splits and other capital changes, the Company may sell a total of 500,000 shares of its common stock under the Plan. Shares sold under the Plan may be authorized and unissued or held by the Company in its treasury. The Company may purchase shares for resale under the Plan.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 -- CONTINUED

8. PENSION PLANS

     The pension cost components were as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1996        1995        1994
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Service cost for benefits earned during the year............    $  4,154    $  3,834    $  4,463
Interest cost on projected benefit obligation...............       8,185       8,057       7,515
Actual loss (return) on plan assets.........................     (12,507)    (17,541)      1,437
Net amortization and deferrals..............................       4,833      11,365      (7,779)
                                                                --------    --------    --------
Net periodic pension cost...................................    $  4,665    $  5,715    $  5,636
                                                                ========    ========    ========

     The funded status of the Company's pension plans was as follows:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1996        1995
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Actuarial present value of:
  Vested benefit obligation.................................    $107,637    $106,552
                                                                ========    ========
  Accumulated benefit obligation............................    $108,380    $107,441
                                                                ========    ========
Projected benefit obligation................................    $118,414    $116,331
Plan assets at fair value...................................     104,046      94,032
                                                                --------    --------
Plan assets less than projected benefit obligation..........      14,368      22,299
Unrecognized transition obligation, net.....................      (1,539)     (1,760)
Unrecognized net gain.......................................      10,557       1,881
Unrecognized prior service cost.............................         234         257
Additional minimum liability................................       1,918       2,977
                                                                --------    --------
Pension obligations.........................................    $ 25,538    $ 25,654
                                                                ========    ========

     The projected benefit obligation was determined using assumed discount rates of 7.5% and 7.25% at December 31, 1996 and 1995, respectively. The expected long-term rate of return on plan assets was 8.5% for both 1996 and 1995. For those plans that pay benefits based on final compensation levels, the actuarial assumptions for overall annual rate of increase in future salary levels was 5% for both December 31, 1996 and 1995.

     Certain of the Company's employees participate in multi-employer retirement plans sponsored by their respective unions. Amounts charged to operations, representing the Company's required contributions to these plans in 1996, 1995 and 1994, were approximately $781,000, $731,000 and $715,000, respectively.

     The Company also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees. Contributions by the Company amounted to approximately $1,668,000, $1,494,000 and $1,735,000 for 1996, 1995 and 1994, respectively.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 -- CONTINUED

9. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     The net periodic postretirement benefit cost components were as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                       1996      1995      1994
                                                       ----      ----      ----
                                                            (IN THOUSANDS)
Service cost (for benefits earned during the
  year).............................................  $   926   $   933   $1,462
Interest cost on accumulated postretirement benefit
  obligation........................................    4,683     5,799    5,898
Net amortization, deferrals and other components....   (2,308)   (1,787)      13
                                                      -------   -------   ------
Net periodic postretirement benefit cost............  $ 3,301   $ 4,945   $7,373
                                                      =======   =======   ======

     The Company funds its postretirement benefit obligation on a pay-as-you-go basis, and, for 1996, 1995 and 1994 made payments of $4,207,000, $4,071,000 and
$3,484,000, respectively.

     The status of the Company's postretirement benefit plans was as follows:

                                                               DECEMBER 31,
                                                             -----------------
                                                              1996      1995
                                                              ----      ----
                                                              (IN THOUSANDS)
Retirees and surviving beneficiaries.......................  $37,734   $45,400
Actives eligible to retire.................................   13,516    18,917
Other actives..............................................   11,142    12,893
                                                             -------   -------
Accumulated postretirement benefit obligation..............   62,392    77,210
Unrecognized prior service gain............................    7,990     8,563
Unrecognized net gain......................................   19,404     4,918
                                                             -------   -------
Accrued postretirement benefit cost........................  $89,786   $90,691
                                                             =======   =======

     The preceding amounts for the December 31, 1996 and 1995 accrued postretirement benefit cost and the 1996, 1995 and 1994 net periodic postretirement benefit expense have not been reduced for The Herald Company's share of the respective amounts. However, pursuant to the St. Louis Agency Agreement (see Note 2), the Company has recorded a receivable for The Herald Company's share of the accrued postretirement benefit cost as of December 31, 1996 and 1995.

     For 1996 measurement purposes, health care cost trend rates of 9%, 7% and 5% were assumed for indemnity plans, PPO plans and HMO plans, respectively; the indemnity and PPO rates were assumed to decrease gradually to 5.5% through the year 2010 and remain at that level thereafter. For 1995 measurement purposes, health care cost trend rates of 11%, 10% and 9% were assumed for indemnity plans, PPO plans and HMO plans, respectively; these rates were assumed to decrease gradually to 6% through the year 2008 and remain at that level thereafter. The health care cost trend rate assumptions have a significant effect on the amount of obligation and expense reported. A 1% increase in these annual trend rates would have increased the accrued postretirement benefit cost at December 31, 1996 by approximately $718,000 and the 1996 annual net periodic postretirement benefit cost by approximately $680,000.

     Administrative costs related to indemnity plans were assumed to increase at a constant annual rate of 6% for both 1996 and 1995. The assumed discount rate used in estimating the accumulated postretirement benefit obligation was 7.5% and 8% for 1996 and 1995, respectively.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 -- CONTINUED

     Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits ("SFAS 112"), to account for certain disability benefits at the St. Louis Post-Dispatch. SFAS 112 requires that the cost of these benefits provided to former employees prior to retirement be recognized on the accrual basis of accounting. Previously, the Company recognized its postemployment benefit costs when paid. The cumulative effect of adopting SFAS 112 was a reduction of 1994 net income by approximately $719,000 or $0.03 per share. After recording the cumulative effect adjustment, the Company's on-going expense under the new standard does not differ significantly from the prior pay-as-you-go basis.

     The Company's postemployment benefit obligation was $2,466,000 and $2,165,000 at December 31, 1996 and 1995, respectively.

10. INCOME TAXES

     Provisions for income taxes (benefits) consist of the following:

                                                      YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                      1996      1995      1994
                                                      ----      ----      ----
                                                           (IN THOUSANDS)
Current:
  Federal..........................................  $33,465   $28,352   $25,156
  State and local..................................    5,750   $ 3,541     3,372
Deferred:
  Federal..........................................     (805)   (1,641)   (2,264)
  State and local..................................     (138)     (206)     (304)
                                                     -------   -------   -------
     Total.........................................  $38,272   $30,046   $25,960
                                                     =======   =======   =======

     Factors causing the effective tax rate to differ from the statutory Federal income tax rate were:

                                                           YEARS ENDED DECEMBER 31,
                                                          --------------------------
                                                          1996       1995       1994
                                                          ----       ----       ----
Statutory rate..........................................   35%        35%        35%
Favorable resolution of prior year federal and state tax
  issues................................................             (1)        (1)
Amortization of intangibles.............................    1                     1
State and local income taxes, net of U.S. Federal income
  tax benefit...........................................    4          3          3
Other-net...............................................               1          1
                                                           --         --         --
     Effective rate.....................................   40%        38%        39%
                                                           ==         ==         ==

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 -- CONTINUED

     The Company's deferred tax assets and liabilities, net, which have been included in other assets in the statements of consolidated financial position consisted of the following:

                                                               DECEMBER 31,
                                                             -----------------
                                                              1996      1995
                                                              ----      ----
                                                               (IN THOUSAND)
Deferred tax assets:
  Pensions and employee benefits...........................  $ 9,575   $ 8,960
  Postretirement benefit costs.............................   19,284    19,367
  Other....................................................    2,110       795
                                                             -------   -------
     Total.................................................   30,969    29,122
                                                             -------   -------
Deferred tax liabilities:
  Depreciation.............................................   19,590     9,042
  Amortization.............................................    9,882     2,235
                                                             -------   -------
     Total.................................................   29,472    11,277
                                                             -------   -------
Net deferred tax asset.....................................  $ 1,497   $17,845
                                                             =======   =======

     The change in the Company's net deferred tax asset during 1996 includes the initial recording of a net deferred tax liability of $18.3 million in connection with the acquisition of Scripps League on July 1, 1996 (see Note 3). During 1994, the Company settled federal tax examinations for 1990 through 1992 and paid additional taxes of approximately $2,048,000. This payment represented an extension of the tax amortization period for certain prior year acquisition intangibles. Accordingly, a deferred tax asset for the amount of the payment was recorded during 1994.

     The Company had no valuation allowance for deferred tax assets as of December 31, 1996, 1995 and 1994.

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

     Long-Term Debt -- Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value. The fair value estimates of the Company's long-term debt as of December 31, 1996 and 1995 were $259,958,000 and $132,833,000, respectively.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any facts that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from the amounts presented herein.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 -- CONTINUED

12. BUSINESS SEGMENTS

     The Company's operations are divided into two business segments, publishing and broadcasting. The following is a summary of operations, assets and other data.

                                                              AS OF AND FOR THE YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1996       1995       1994
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
OPERATING REVENUES:
  Publishing(a).............................................  $309,096   $269,388   $304,779
  Broadcasting..............................................   224,992    202,939    180,800
                                                              --------   --------   --------
       Total................................................  $534,088   $472,327   $485,579
                                                              ========   ========   ========
OPERATING INCOME (LOSS):
  Publishing(a).............................................  $ 32,577   $ 25,393   $ 30,486
  Broadcasting..............................................    83,246     65,939     47,963
  Corporate.................................................    (5,532)    (4,666)    (3,871)
                                                              --------   --------   --------
       Total................................................  $110,291   $ 86,666   $ 74,578
                                                              ========   ========   ========
TOTAL ASSETS:
  Publishing................................................  $351,685   $141,441   $136,818
  Broadcasting..............................................   259,114    253,252    254,410
  Corporate.................................................    73,052    100,380     77,084
                                                              --------   --------   --------
       Total................................................  $683,851   $495,073   $468,312
                                                              ========   ========   ========
CAPITAL EXPENDITURES:
  Publishing................................................  $  6,433   $  6,627   $  6,097
  Broadcasting..............................................    11,354     16,307      7,216
                                                              --------   --------   --------
       Total................................................  $ 17,787   $ 22,934   $ 13,313
                                                              ========   ========   ========
DEPRECIATION & AMORTIZATION:
  Publishing(a).............................................  $  8,660   $  4,307   $  6,128
  Broadcasting..............................................    22,442     22,843     24,358
                                                              --------   --------   --------
       Total................................................  $ 31,102   $ 27,150   $ 30,486
                                                              ========   ========   ========
OPERATING MARGINS
  (Operating income to revenues):
  Publishing(a)(b)..........................................     15.1%      14.1%      14.8%
  Broadcasting..............................................     37.0%      32.5%      26.5%

-------------------------
(a) Publishing operations for 1996 include the results of Scripps League Newspapers, Inc. (subsequently renamed Pulitzer Community Newspapers, Inc.), which was acquired on July 1, 1996. Publishing operations for 1994 include the results of the Company's former Chicago publishing subsidiary which was sold on December 22, 1994. (See Note 3)

(b) Operating margins for publishing stated with St. Louis Agency adjustment (which is recorded as an operating expense in the accompanying consolidated financial statements) added back to publishing operating income.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 -- CONTINUED

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Operating results for the years ended December 31, 1996 and 1995 by quarters are as follows:

                                               1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER    TOTAL
                                               -----------   -----------   -----------   -----------    -----
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
OPERATING REVENUES -- NET:...................   $115,706      $127,574      $138,865      $151,943     $534,088
                                                ========      ========      ========      ========     ========
NET INCOME...................................   $ 10,241      $ 16,185      $ 12,964      $ 18,110     $ 57,500
                                                ========      ========      ========      ========     ========
EARNINGS PER SHARE OF STOCK (Common and Class
  B Common)..................................   $   0.47      $   0.74      $   0.59      $   0.82     $   2.62
                                                ========      ========      ========      ========     ========
WEIGHTED AVERAGE NUMBER OF SHARES (Common and
  Class B Common Stock Outstanding)..........     21,864        21,912        21,949        21,978       21,926
                                                ========      ========      ========      ========     ========

                                               1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER    TOTAL
                                               -----------   -----------   -----------   -----------    -----
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995
OPERATING REVENUES -- NET:...................   $108,523      $120,626      $111,607      $131,571     $472,327
                                                ========      ========      ========      ========     ========
NET INCOME...................................   $  8,853      $ 14,316      $  9,697      $ 16,456     $ 49,322
                                                ========      ========      ========      ========     ========
EARNINGS PER SHARE OF STOCK (Common and Class
  B Common)..................................   $   0.41      $   0.66      $   0.44      $   0.75     $   2.26
                                                ========      ========      ========      ========     ========
WEIGHTED AVERAGE NUMBER OF SHARES (Common and
  Class B Common Stock Outstanding)..........     21,720        21,817        21,838        21,845       21,800
                                                ========      ========      ========      ========     ========

     In the fourth quarter of 1996, the Company determined that the carrying value of one of its joint venture investments had been impaired. Accordingly, the investment was reduced by a $2.7 million adjustment resulting in an after-tax charge of $1.6 million or $0.07 per share. In the fourth quarter of 1995, a state tax examination was settled favorably resulting in a reduction of income tax expense of approximately $900,000, or $0.04 per share for the quarter.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Management" in the Company's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be used in connection with the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENT LIST

     1. Financial Statements

          The following financial statements are set forth in Part II, Item 8 of this report.

     PULITZER PUBLISHING COMPANY AND SUBSIDIARIES:

          (i) Independent Auditors' Report.

          (ii) Statements of Consolidated Income for each of the Three Years in the Period Ended December 31, 1996.

          (iii) Statements of Consolidated Financial Position at December 31, 1996 and 1995.

          (iv) Statements of Consolidated Stockholders' Equity for each of the Three Years in the Period Ended December 31, 1996.

          (v) Statements of Consolidated Cash Flows for each of the Three Years in the Period Ended December 31, 1996.

          (vi) Notes to Consolidated Financial Statements for the Three Years in the Period Ended December 31, 1996.

     2. Supplementary Data and Financial Statement Schedules

          (i) Supplementary unaudited data with respect to quarterly results of operations is set forth in Part II, Item 8 of this Report.

          (ii) The following financial statement schedule and opinion thereon are filed as a part of this Report:

                                                              SEQUENTIAL PAGE
                                                              ---------------
Independent Auditors' Report................................        51
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................        52

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

     3. Exhibits Required by Securities and Exchange Commission Regulation SK

     (a) The following exhibits are filed as part of this report:

EXHIBIT NO.
-----------
10.8.1         Amendment, dated January 28, 1997, to Pulitzer Retirement
               Savings Plan
10.8.2         Amendment, dated October 30, 1996, to Pulitzer Retirement
               Savings Plan
10.8.3         Amendment, dated July 31, 1996, to Pulitzer Retirement
               Savings Plan
10.8.4         Amendment, dated October 25, 1995, to Pulitzer Retirement
               Savings Plan
10.10.1        Amendment, dated October 25, 1995, to Pulitzer Publishing
               Company Pension Plan
10.28          Split Dollar Life Insurance Agreement, dated December 27,
               1996, between Pulitzer Publishing Company and Richard A.
               Palmer, Trustee of the Michael E. Pulitzer 1996 Life
               Insurance Trust
10.29          Split Dollar Life Insurance Agreement, dated December 31,
               1996, between Pulitzer Publishing Company and Rose M.
               Elkins, Trustee of the Kennie J. Elkins Insurance Trust

10.30        Split Dollar Life Insurance Agreement, dated December 30, 1996, between Pulitzer Publishing Company and Rebecca H. Penniman and Nicholas G. Penniman V, Trustees of the Nicholas G. Penniman IV
             Irrevocable 1996 Trust
10.31        Split Dollar Life Insurance Agreement, dated December 30, 1996, between Pulitzer Publishing Company and Doris D. Ridgway and Boatmen's Trust Company, Trustees of The Ronald H. Ridgway Insurance Trust
10.32        Consulting Agreement, dated May 1, 1996, between Pulitzer Publishing Company and Glenn A. Christopher
21           Subsidiaries of Registrant
23           Independent Auditors' Consent
24           Power of Attorney
27           Financial Data Schedule

     (b) The following exhibits are incorporated herein by reference:

 3.1     --   Restated Certificate of Incorporation of the Company.(iii)
 3.2     --   By-Laws of the Company restated as of June 23, 1993.(ix)
 4.1     --   Form of Certificate for Common Stock.(iii)
 9.1     --   Voting Trust Agreement, dated June 19, 1995 between the
              holders of voting trust certificates and Michael E.
              Pulitzer, Emily Rauh Pulitzer, Ronald H. Ridgway, Nicholas
              G. Penniman IV, Ken J. Elkins, Cole C. Campbell and David
              Moore.(xiii)
 9.2     --   Termination Agreement, dated June 19, 1995 between the
              holders of voting trust certificates and Michael E.
              Pulitzer, Emily Rauh Pulitzer, Ronald H. Ridgway, Nicholas
              G. Penniman IV, Ken J. Elkins, Cole C. Campbell and David
              Moore.(xiii)
10.1     --   Agreement, dated January 1, 1961, between the Pulitzer
              Publishing Company, a Missouri corporation, and the
              Globe-Democrat Publishing Company, as amended on September
              4, 1975, April 12, 1979 and December 22, 1983.(i)
10.2.1   --   Amended and Restated Joint Operating Agreement, dated
              December 30, 1988 between Star Publishing Company and
              Citizen Publishing Company.(v)
10.2.2   --   Partnership Agreement, dated December 30, 1988 between Star
              Publishing Company and Citizen Publishing Company.(v)
10.3     --   Agreement, dated as of May 12, 1986, among the Pulitzer
              Publishing Company, Clement C. Moore, II, Gordon C. Weir,
              William E. Weir, James R. Weir, Kenward G. Elmslie, Stephen
              E. Nash and Manufacturers Hanover Trust Company, as Trustees
              and Christopher Mayer.(i)
10.4     --   Letter Agreement, dated September 29, 1986, among the
              Pulitzer Publishing Company, Trust Under Agreement Made by
              David E. Moore, Frederick D. Pulitzer, Michael E. Pulitzer,
              Jr., Robert S. Pulitzer, Joseph Pulitzer, IV, Joseph
              Pulitzer, Jr., Michael E. Pulitzer, Stephen E. Nash and
              Manufacturers Hanover Trust Company, as Trustees, Kenward G.
              Elmslie, Gordon C. Weir, William E. Weir, James R. Weir,
              Peter W. Quesada, T. Ricardo Quesada, Elinor P. Hempelmann,
              The Moore Foundation, Inc., Mariemont Corporation, Z Press
              Inc. and Clement C. Moore, II.(ii)
10.5     --   Letter Agreement, dated May 12, 1986, among the Pulitzer
              Publishing Company, Peter W. Quesada, T. Ricardo Quesada,
              Kate Davis Pulitzer Quesada and Elinor P. Hempelmann.(i)
10.6     --   Agreement, dated as of September 29, 1986, among the
              Pulitzer Publishing Company, Peter W. Quesada, T. Ricardo
              Quesada, Kate Davis Pulitzer Quesada and Elinor
              Hempelmann.(ii)
10.7.1   --   Amendment, dated March 9, 1992, to the Pulitzer Publishing
              Annual Incentive Plan.(vi)

10.7.2   --   Annual Incentive Compensation Plan.(iii)
10.8.5   --   Amendment, dated October 25, 1995, to Pulitzer Retirement
              Savings Plan.(xiii)
10.8.6   --   Amendment, dated January 24, 1995, to Pulitzer Retirement
              Savings Plan.(xi)
10.8.7   --   Amended and restated Pulitzer Retirement Savings Plan.(xi)
10.9     --   Amended and restated Joseph Pulitzer Pension Plan.(xi)
10.10.2  --   Amended and restated Pulitzer Publishing Company Pension
              Plan.(xi)
10.11    --   Restated Supplemental Executive Benefit Pension Plan.(vii)
10.12    --   Employment Agreement, dated October 1, 1986, between the
              Pulitzer Publishing Company and Joseph Pulitzer, Jr.(i)
10.13    --   Employment Agreement, dated January 2, 1986, between the
              Pulitzer Publishing Company and Michael E. Pulitzer.(i)
10.14    --   Pulitzer Publishing Company Senior Executive Deferred
              Compensation Plan.(xiii)
10.15    --   Consulting Agreement, dated May 1, 1993, between Pulitzer
              Publishing Company and Glenn A. Christopher.(ix)
10.16    --   Supplemental Executive Retirement Pay Agreement dated June
              5, 1984, between the Pulitzer Publishing Company and Glenn
              A. Christopher.(i)
10.17    --   Letter Agreement, dated October 26, 1984, between the
              Pulitzer Publishing Company and Glenn A. Christopher.(i)
10.18    --   Letter Agreement, dated October 21, 1986, between the
              Pulitzer Publishing Company and David E. Moore.(i)
10.19    --   Pulitzer Publishing Company 1994 Key Employees' Restricted
              Stock Purchase Plan.(x)
10.20.1  --   Amendment, dated April 24, 1996, to Pulitzer Publishing
              Company 1994 Stock Option Plan.(xiv)
10.20.2  --   Amendment, dated April 20, 1995, to Pulitzer Publishing
              Company 1994 Stock Option Plan.(xii)
10.20.3  --   Pulitzer Publishing Company 1994 Stock Option Plan.(x)
10.21    --   Registration Rights Agreement.(i)
10.22    --   Note Agreement, dated April 22, 1987, between the Pulitzer
              Publishing Company and The Prudential Insurance Company of
              America.(iv)
10.23    --   Employment Agreement, dated May 10, 1955, between the
              Pulitzer Publishing Company and Joseph Pulitzer, Jr.(ii)
10.24    --   Note Agreement, dated June 30, 1993, between Pulitzer
              Publishing Company and The Prudential Insurance Company of
              America.(viii)
10.25    --   Stock Purchase Agreement by and among Pulitzer Publishing
              Company and Mr. Edward W. Scripps, Mrs. Betty Knight
              Scripps, and the Edward W. Scripps and Betty Knight Scripps
              Charitable Remainder Unitrust dated as of May 4, 1996.(xv)
10.26    --   Note Agreement, dated July 1, 1996, between Pulitzer
              Publishing Company and The Prudential Insurance Company of
              America.(xvi)
10.27    --   Credit Agreement among Pulitzer Publishing Company, The
              Lending Institutions Party Hereto, as Lenders, and The First
              National Bank of Chicago, as Agent, dated as of July 1,
              1996.(xvi)

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

(xiii) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(xiv) Incorporated by reference to the Company's definitive Proxy Statement used in connection with the 1996 Annual Meeting of Stockholders.

(xv) Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996.

(xvi) Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

     (c) Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the fourth quarter of fiscal year 1996.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pulitzer Publishing Company:

We have audited the consolidated financial statements of Pulitzer Publishing Company and its subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 7, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Pulitzer Publishing Company and its subsidiaries, listed in the accompanying index at Item 14(a)2.(ii). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 7, 1997

                                                                     SCHEDULE II

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

           SCHEDULE II -- VALUATION & QUALIFYING ACCOUNTS & RESERVES FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 & 1994

                                          BALANCE AT   CHARGED TO   CHARGED TO                       BALANCE
                                          BEGINNING     COSTS &       OTHER                         AT END OF
              DESCRIPTION                 OF PERIOD     EXPENSES     ACCOUNTS       DEDUCTIONS       PERIOD
              -----------                 ----------   ----------   ----------      ----------      ---------
                                                                    (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1996
Valuation Accounts:
  Allowance for Doubtful Accounts.......    $2,009       $2,131        $321(a)        $1,885(b)      $2,576
Reserves:
  Accrued Medical Plan..................       561        4,198           0            4,370(c)         389
  Workers Compensation..................     2,005        1,478           0            1,357          2,126
YEAR ENDED DECEMBER 31, 1995
Valuation Accounts:
  Allowance for Doubtful Accounts.......    $2,135       $1,538        $247(a)        $1,911(b)      $2,009
Reserves:
  Accrued Medical Plan..................       789        4,907           0            5,135(c)         561
  Workers Compensation..................     2,327        1,192           0            1,514          2,005
YEAR ENDED DECEMBER 31, 1994
Valuation Accounts:
  Allowance for Doubtful Accounts.......    $2,575       $2,010        $159(a)        $2,609(b)      $2,135
Reserves:
  Accrued Medical Plan..................       526        6,070           0            5,807(c)         789
  Workers Compensation..................     1,765        2,023           0            1,461          2,327

-------------------------
(a) -- Accounts reinstated, cash recoveries, etc.

(b) -- Accounts written off, except 1994 which also includes $761 related to sale of a publishing subsidiary.

(c) -- Amounts represents:

                                              1996     1995     1994
                                              ----     ----     ----
                Claims paid................  $3,830   $4,660   $5,383
                Service fees...............     579      548      460
                Cash refunds...............     (39)     (73)     (36)
                                             ------   ------   ------
                                             $4,370   $5,135   $5,807
                                             ======   ======   ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                                                     PULITZER PUBLISHING COMPANY

                                          By:     /s/ Michael E. Pulitzer
                                            ------------------------------------
                                                   Michael E. Pulitzer,
                                                    Chairman, President and
                                                    Chief Executive Officer

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

                  SIGNATURE                                       TITLE                          DATE
                  ---------                                       -----                          ----

           /s/ Michael E. Pulitzer                  Director; Chairman, President and       March 26, 1997
---------------------------------------------            Chief Executive Officer
            (Michael E. Pulitzer)                     (Principal Executive Officer)

            /s/ Ronald H. Ridgway                    Director; Senior Vice President        March 26, 1997
---------------------------------------------        -- Finance (Principal Financial
             (Ronald H. Ridgway)                         and Accounting Officer)

               Ken J. Elkins*                        Director; Senior Vice President        March 26, 1997
---------------------------------------------           --Broadcasting Operations
               (Ken J. Elkins)

               David E. Moore*                                  Director                    March 26, 1997
---------------------------------------------
              (David E. Moore)

          Nicholas G. Penniman IV*                   Director; Senior Vice President        March 26, 1997
---------------------------------------------            --Newspaper Operations
          (Nicholas G. Penniman IV)

             Peter J. Repetti *                                 Director                    March 26, 1997
---------------------------------------------
             (Peter J. Repetti)

            Emily Rauh Pulitzer*                                Director                    March 26, 1997
---------------------------------------------
            (Emily Rauh Pulitzer)

               Alice B. Hayes*                                  Director                    March 26, 1997
---------------------------------------------
              (Alice B. Hayes)

           James M. Snowden, Jr.*                               Director                    March 26, 1997
---------------------------------------------
           (James M. Snowden, Jr.)

                                          By:      /s/ Ronald H. Ridgway
                                            ------------------------------------
                                                    Ronald H. Ridgway*
                                                    attorney-in-fact

                          PULITZER PUBLISHING COMPANY

                 REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1996

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------
10.8.1       Amendment, dated January 28, 1997, to Pulitzer Retirement
             Savings Plan
10.8.2       Amendment, dated October 30, 1996, to Pulitzer Retirement
             Savings Plan
10.8.3       Amendment, dated July 31, 1996, to Pulitzer Retirement
             Savings Plan
10.8.4       Amendment, dated October 25, 1995, to Pulitzer Retirement
             Savings Plan
10.10.1      Amendment, dated October 25, 1995, to Pulitzer Publishing
             Company Pension Plan
10.28        Split Dollar Life Insurance Agreement, dated December 27,
             1996, between Pulitzer Publishing Company and Richard A.
             Palmer, Trustee of the Michael E. Pulitzer 1996 Life
             Insurance Trust
10.29        Split Dollar Life Insurance Agreement, dated December 31,
             1996, between Pulitzer Publishing Company and Rose M.
             Elkins, Trustee of the Kennie J. Elkins Insurance Trust
10.30        Split Dollar Life Insurance Agreement, dated December 30,
             1996, between Pulitzer Publishing Company and Rebecca H.
             Penniman and Nicholas G. Penniman V, Trustees of the
             Nicholas G. Penniman IV Irrevocable 1996 Trust
10.31        Split Dollar Life Insurance Agreement, dated December 30,
             1996, between Pulitzer Publishing Company and Doris D.
             Ridgway and Boatmen's Trust Company, Trustees of The Ronald
             H. Ridgway InsuranceTrust
10.32        Consulting Agreement, dated May 1, 1996, between Pulitzer
             Publishing Company and Glenn A. Christopher
21           Subsidiaries of Registrant
23           Independent Auditors' Consent
24           Power of Attorney
27           Financial Data Schedule