Form 10-Q
period 1997-03-31
PULITZER PUBLISHING CO
filed 1997-05-13
CIK 805357

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------
                                   FORM 10-Q

         (Mark One)
         /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 1997

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    -------------------  ----------------
                         COMMISSION FILE NUMBER 1-9329
                         -----------------------------

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

                                   NO CHANGES
 (Former name, former address and former fiscal year, if changed since last report)
               --------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
            YES /X/                             NO / /
            ------------------------------------------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                        CLASS            OUTSTANDING 4/30/97

                   --------------------  -------------------

                   COMMON STOCK                    6,554,342
                   CLASS B COMMON STOCK           15,513,992

================================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------------------------------------------------------------------------
PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


                                              First Quarter Ended
                                                   March 31,
                                        --------------------------------
OPERATING REVENUES - NET:                    1997             1996
                                        ---------------  ---------------

 Publishing:                                       (Unaudited)
  Advertising                               $ 53,927         $ 39,913
  Circulation                                 22,434           19,039
  Other                                        9,474            7,237
 Broadcasting                                 50,171           49,517
     Total operating revenues               --------         --------
                                             136,006          115,706
                                            --------         --------
OPERATING EXPENSES:
 Publishing operations                        34,533           32,938
 Broadcasting operations                      16,994           16,271
 Selling, general and administrative          45,782           39,492
 St. Louis Agency adjustment                   4,929            1,758
 Depreciation and amortization                 9,183            6,741
     Total operating expenses               --------         --------
                                             111,421           97,200
                                            --------         --------
 Operating income                             24,585           18,506

 Interest income                               1,595            1,428
 Interest expense                             (4,525)          (2,389)
 Net other expense                              (465)            (708)
                                            --------         --------
INCOME BEFORE PROVISION FOR INCOME
 TAXES                                        21,190           16,837
PROVISION FOR INCOME TAXES                     8,695            6,596
                                            --------         --------
NET INCOME                                  $ 12,495         $ 10,241
                                            ========         ========
EARNINGS PER SHARE OF STOCK
 (COMMON AND CLASS B COMMON)                $   0.57         $   0.47
                                            ========         ========
WEIGHTED AVERAGE NUMBER OF SHARES
 (COMMON AND CLASS B COMMON STOCK
 OUTSTANDING)                                 22,029           21,864
                                            ========         ========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS)


                                                                 March 31,         December 31,
                                                                   1997                1996
                                                                -----------        ------------
                                                                (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                         $ 99,732            $ 73,052
 Trade accounts receivable (less allowance for doubtful
  accounts of  $2,842 and $2,576)                                    71,795              80,010
 Inventory                                                            5,328               4,976
 Prepaid expenses and other                                           7,821               5,650
 Program rights                                                       5,549               8,452
                                                                   --------            --------
     Total current assets                                           190,225             172,140
                                                                   --------            --------
PROPERTIES:
 Land                                                                14,692              14,692
 Buildings                                                           79,340              78,733
 Machinery and equipment                                            210,937             209,854
 Construction in progress                                             3,922               2,071
                                                                   --------            --------
     Total                                                          308,891             305,350
 Less accumulated depreciation                                      155,220             149,418
                                                                   --------            --------
     Properties - net                                               153,671             155,932
                                                                   --------            --------
INTANGIBLE AND OTHER ASSETS:
 Intangible assets - net of applicable amortization                 295,010             298,305
 Receivable from The Herald Company                                  39,229              39,955
 Other                                                               12,963              17,519
                                                                   --------            --------
 Total intangible and other assets                                  347,202             355,779
                                                                   --------            --------
      TOTAL                                                        $691,098            $683,851
                                                                   ========            ========

                                                                     (Continued)

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          March 31,            December 31,
                                                                            1997                  1996
                                                                      --------------        --------------
                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Trade accounts payable                                                $12,797               $13,355
 Current portion of long-term debt                                      14,705                14,705
 Salaries, wages and commissions                                        11,541                14,897
 Income taxes payable                                                    7,003                 1,267
 Program contracts payable                                               6,095                 8,916
 Interest payable                                                        3,569                 7,177
 Pension obligations                                                     2,123                 2,123
 Acquisition payable                                                     9,804                 9,804
 Other                                                                   7,471                 4,566
                                                                      --------              --------
     Total current liabilities                                          75,108                76,810
                                                                      --------              --------
LONG-TERM DEBT                                                         235,410               235,410
                                                                      --------              --------
PENSION OBLIGATIONS                                                     24,572                23,415
                                                                      --------              --------
POSTRETIREMENT AND POSTEMPLOYMENT
 BENEFIT OBLIGATIONS                                                    92,285                92,252
                                                                      --------              --------
OTHER LONG-TERM LIABILITIES                                              5,758                 6,027
                                                                      --------              --------
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 25,000,000 shares
  authorized; issued and outstanding - none
 Common stock, $.01 par value; 100,000,000 shares authorized;
  issued - 6,571,946 in 1997 and 6,498,215 in 1996                          66                    65
 Class B common stock, convertible, $.01 par value; 50,000,000
  shares authorized; issued - 27,214,842 in 1997 and 1996                  272                   272
 Additional paid-in capital                                            130,464               129,173
 Retained earnings                                                     315,047               308,283
                                                                      --------              --------
     Total                                                             445,849               437,793
 Treasury stock - at cost; 23,400 and 22,811 shares of common stock in 1997 and 1996, respectively, and  11,700,850 shares
  of Class B common stock in 1997 and 1996                            (187,884)             (187,856)
                                                                      --------              --------
     Total stockholders' equity                                        257,965               249,937
                                                                      --------              --------
       TOTAL                                                          $691,098              $683,851
                                                                      ========              ========
                                                                               (Concluded)


See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)


                                                                          First Quarter Ended
                                                                               March 31,
                                                                    --------------------------------
                                                                         1997             1996
                                                                    ---------------  ---------------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $12,495         $ 10,241
 Adjustments to reconcile net income to net cash provided by operating activities:
  Non-cash items:
   Depreciation                                                         5,802            4,781
   Amortization of intangibles                                          3,381            1,960
   Increase in postretirement and postemployment
    benefit obligations                                                    33              478
   Changes in assets and liabilities which provided (used) cash:
    Trade accounts receivable                                           8,215            4,640
    Inventory                                                            (352)           1,203
    Other assets                                                       (2,053)            (460)
    Trade accounts payable and other liabilities                       (6,392)          (3,787)
    Income taxes payable                                                5,736            4,657
                                                                     --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              26,865           23,713
                                                                     --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                  (3,554)          (4,570)
 Decrease (increase) in notes receivable                                4,965           (4,993)
                                                                     --------         --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     1,411           (9,563)
                                                                     --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid                                                        (2,859)          (2,458)
 Proceeds from exercise of stock options                                1,291              497
 Purchase of treasury stock                                               (28)
                                                                     --------         --------
NET CASH USED IN FINANCING ACTIVITIES                                  (1,596)          (1,961)
                                                                     --------         --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              26,680           12,189
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                               73,052          100,380
                                                                     --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $99,732         $112,569
                                                                     ========         ========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. ACCOUNTING POLICIES

    Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Pulitzer Publishing Company's financial position as of March 31, 1997 and the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). This statement simplifies the standards for computing earnings per share ("EPS"), making them comparable to international standards, and supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share("APB 15"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. The statement also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for the Company's financial statements to be issued for the year ending December 31, 1997. After the effective date, all prior period EPS data presented must be restated to conform to the provisions of SFAS 128.
    The adoption of SFAS 128 is not expected to have a significant impact on the Company's earnings per share.

2. DIVIDENDS

    In the first quarter of 1996, two dividends of $0.1125 per share were declared, payable on February 1, 1996 and May 1, 1996. In the second quarter of 1996, a dividend of $0.1125 per share was declared, payable on August 1, 1996. In the third quarter of 1996, a dividend of $0.12 per share was declared, payable on November 1, 1996.

    In the first quarter of 1997, two dividends of $0.13 per share were declared, payable on February 3, 1997 and May 1, 1997.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


    In addition, a four-for-three stock split (payable in the form of a 33.3 percent common and Class B common stock dividend) was declared by the Company's Board of Directors on September 12, 1996. The dividend was distributed on November 1, 1996 to stockholders of record on October 10, 1996. The Company's capital balances and share amounts have been adjusted to reflect the split


3. BUSINESS SEGMENTS

    The Company's operations are divided into two business segments, publishing and broadcasting. The following is a summary of operating data by segment (in thousands):

                                           First Quarter Ended
                                                March 31,
                                    ----------------------------------
                                          1997              1996
                                    ----------------  ----------------
                                               (Unaudited)
Operating revenues:
 Publishing (a)                     $ 85,835                $ 66,189
 Broadcasting                         50,171                  49,517
                                    --------                --------
     Total                          $136,006                $115,706
                                    ========                ========
Operating income (loss):
 Publishing (a)                     $ 11,150                $  4,798
 Broadcasting                         14,819                  14,995
 Corporate                            (1,384)                 (1,287)
                                    --------                --------
     Total                          $ 24,585                $ 18,506
                                    ========                ========
Depreciation and amortization:
 Publishing (a)                     $  3,349                $  1,122
 Broadcasting                          5,834                   5,619
                                    --------                --------
     Total                          $  9,183                $  6,741
                                    ========                ========
Operating margins
 (Operating income to revenues):
 Publishing (a) (b)                     18.7%                    9.9%
 Broadcasting                           29.5%                   30.3%


    (a) Publishing operations for 1997 include the results of Scripps League Newspapers, Inc.(subsequently renamed Pulitzer Community Newspapers, Inc.), which was acquired on July 1, 1996. See Note 4.

    (b)  Operating margins for publishing stated with St. Louis
         Agency adjustment added back to publishing operating income.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


4. ACQUISITION OF PROPERTIES

    During 1996, the Company acquired in a purchase transaction all of the stock of Scripps League Newspapers, Inc. ("Scripps League"), a privately owned company that publishes a group of community newspapers, including 14 dailies, which serve smaller markets, primarily in the West and Midwest. The purchase price of approximately $216 million (including acquisition costs) includes all of the operating assets of the newspapers, working capital of approximately $6 million and intangibles. The acquisition was financed by long-term borrowings of $135 million and cash of approximately $81 million (approximately $69 million net of cash acquired). The Company's Statement of Consolidated Income for the three-month period ended March 31, 1997 includes the operating results of Scripps League (subsequently renamed Pulitzer Community Newspapers, Inc.).

    The following supplemental unaudited pro forma information shows the results of operations of the Company for the three-month period ended March 31, 1996 adjusted for the acquisition of Scripps League, assuming such transaction and the related debt financing had been consummated at the beginning of the period presented. The unaudited pro forma financial information is not necessarily indicative either of results of operations that would have occurred had the transaction occurred at the beginning of the period presented or of future results of operations (in thousands, except per share amounts).



    First Quarter Ended March 31, 1996 (Unaudited):
    Operating revenues - net                         $131,490
                                                     ========
    Operating income                                 $ 19,800
                                                     ========
    Net income                                       $  8,497
                                                     ========
    Earnings per share of stock (common
    and Class B common)                              $   0.39
                                                     ========
    Weighted average number of shares (common
    and Class B common stock outstanding)              21,864
                                                     ========

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


5. STOCK PURCHASE PLAN

   Subsequent to the end of the first quarter, on April 24, 1997, the Company's stockholders approved the adoption of the Pulitzer Publishing Company 1997 Employee Stock Purchase Plan (the "Plan"). The Plan allows eligible employees to authorize payroll deductions for the periodic purchase of the Company's Common Stock ("Common Stock") at a price generally equal to 85 percent of the Common Stock's fair market value.

   In general, other than Michael E. Pulitzer, all employees of the Company and its subsidiaries are eligible to participate in the Plan after completing at least one year of service. Subject to appropriate adjustment for stock splits and other capital changes, the Company may sell a total of 500,000 shares of its Common Stock under the Plan. Shares sold under the Plan may be authorized and unissued or held by the Company in its treasury. The Company may purchase shares for resale under the Plan.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS




Statements in this Quarterly Report on Form 10-Q concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, industry cyclicality, the seasonal nature of the business, changes in pricing or other actions by competitors or suppliers, and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission including this Quarterly Report on Form 10-Q.


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

CONSOLIDATED

     Operating revenues for the first quarter of 1997 increased 17.5 percent, to $136 million from $115.7 million for the first quarter of 1996. The revenue comparison was affected by the acquisition of Scripps League (subsequently renamed Pulitzer Community

Newspapers, Inc. ("PCN")) on July 1, 1996. Excluding PCN from 1997, consolidated revenues would have increased 3.6 percent for the first quarter. The increase reflected gains in both publishing and broadcasting.
     Operating expenses, excluding the St. Louis Agency adjustment, for the 1997 first quarter increased 11.6 percent, to $106.5 million from $95.4 million in the first quarter of 1996. Excluding PCN from 1997, consolidated expenses would have decreased 3 percent. The current year decrease was attributable to lower newsprint costs of $3.9 million and a decrease in purchased supplements of $861,000, partially offset by a $1.1 million increase in overall personnel costs.
     Operating income in the 1997 first quarter increased 32.8 percent, to $24.6 million from $18.5 million in the first quarter of 1996. Excluding PCN from 1997, consolidated operating income would have increased 21 percent. The 1997 increase reflected higher operating income in the publishing segment, resulting from increased advertising revenues and lower newsprint costs.
     Interest expense increased to $4.5 million in the 1997 first quarter from $2.4 million in the first quarter of 1996 due to higher debt levels. Interest expense on new long-term borrowings related to the acquisition of Scripps
League amounted to approximately $2.4 million for the first quarter.   The
Company's average debt level for the 1997 first quarter increased to $250.1 million from $128.8 million in the first quarter of 1996. The Company's average interest rate for the first quarter of 1997 decreased slightly to 7.2 percent from 7.4 percent in the 1996 first quarter. Interest income increased $167,000 due to higher average interest rates in the 1997 first quarter.
     The effective income tax rate for the first quarter of 1997 increased to 41 percent from 39.2 percent in the prior year quarter, due to approximately $1 million of nondeductible goodwill amortization related to the Scripps League acquisition. It is expected that, on an annual basis, the effective tax rate for 1997 will be in the 41 percent range.
     Net income in the 1997 first quarter increased 22 percent to $12.5 million, or $0.57 per share, compared with $10.2 million, or $0.47 per share, in the first quarter of 1996. The gain in net income reflected an increase in the publishing segment's operating profits, primarily as a result of higher advertising revenues and lower newsprint costs.

PUBLISHING

     Operating revenues from the Company's publishing segment for the first quarter of 1997 increased 29.7 percent, to $85.8 million from $66.2 million in the first quarter of 1996. Excluding PCN from 1997, publishing revenues would have increased 5.3 percent for the first quarter. The gain reflected increases in classified and retail advertising revenues at both the St. Louis Post-Dispatch ("Post-Dispatch") and The Arizona Daily Star ("Star").
     Excluding PCN from 1997, newspaper advertising revenues, increased $3.7 million, or 9.2 percent, in the first quarter of 1997. The significant portion of the current year increase resulted from higher classified and retail advertising revenue at both the Post-Dispatch and Star. Full run advertising volume (linage in inches) increased 2.7 percent at the Post-Dispatch and 4.8 percent at Star for the first quarter of 1997. In the fourth quarter of 1996 and the first quarter of 1997, varying rate increases were implemented at the Post-Dispatch, Star and most of the Company's new community newspaper properties.
     Excluding PCN from 1997, circulation revenues for the first quarter were unchanged from the prior year at $19 million. The Post-Dispatch and Star experienced only slight fluctuations in paid circulation and average rates in the first quarter of 1997 compared to the prior year.
     Operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the publishing segment, excluding the St. Louis Agency adjustment, increased 17 percent to $69.8 million for the 1997 first quarter compared to $59.6 million for the same period in the prior year. Excluding PCN from 1997, operating expenses would have declined 6.4 percent. The decrease, on a comparable basis, reflected the impact of lower newsprint prices which reduced newsprint costs by $3.9 million and a decrease in purchased supplements of $861,000.
     Operating income from the Company's publishing activities for the first quarter of 1997 increased 132.4 percent to $11.2 million from $4.8 million. Excluding PCN from 1997, operating income would have increased 86.8 percent, due primarily to increased advertising revenues and lower newsprint costs.
     Fluctuations in the price of newsprint significantly impact the results of the Company's publishing segment, where newsprint expense accounts for approximately 20 percent of the segment's total operating costs. For the first quarter of 1997, excluding PCN, the Company's average cost for newsprint was approximately $525 per metric ton, compared to $750 per metric ton in the 1996 first quarter and $645 per metric ton for the full year of 1996. During March and April 1997, supplier price increases raised the Company's cost of newsprint to the range of $540 to $575 per metric ton, which will be reflected in second quarter operating results. On an annual basis, the Company's 1996 newsprint cost and metric tons consumed, after giving effect to the St. Louis Agency adjustment and excluding PCN, were approximately $30.7 million and 47,751 metric tons, respectively.

BROADCASTING

     Broadcasting operating revenues for the first quarter of 1997 increased
1.3 percent, to $50.2 million from $49.5 million in the first quarter of 1996. Local spot advertising increased 5.4 percent while national spot advertising decreased 3.6 percent. The decrease in national advertising reflected the impact of a $1.1 million decline in political advertising in the first quarter of 1997.
     Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the first quarter of 1997 increased 2.4 percent, to $35.4 million from $34.5 million in the first quarter of the prior year. The increase was primarily attributable to higher overall personnel costs of approximately $742,000.
     Operating income from the broadcasting segment declined 1.2 percent to $14.8 million from $15 million, due primarily to the current year decrease in political advertising revenue.

LIQUIDITY AND CAPITAL RESOURCES

     Outstanding debt, inclusive of the short-term portion of long-term debt, as of March 31, 1997, was $250.1 million, unchanged from the balance at December 31, 1996. The Company's borrowings consist primarily of fixed-rate senior notes with The Prudential Insurance Company of America ("Prudential") and a $50 million variable rate credit agreement with The First National Bank of Chicago, as Agent, for a group of lenders ("FNBC"). Subsequent to the end of the first quarter, on April 8, 1997, the Company repaid $12 million of the FNBC borrowings. In addition, on April 22, 1997, the Company made the final scheduled repayment of $14.5 million under its 8.8 percent Senior Note Agreement with Prudential.

     The Company's Senior Note Agreements with Prudential and FNBC Credit Agreement require it to maintain certain financial ratios, place restrictions on the payment of dividends and prohibit new borrowings, except as permitted thereunder.
     As of March 31, 1997, commitments for capital expenditures were approximately $12.7 million, relating to normal capital equipment replacements and the cost of a new facility for the Flagstaff, Arizona newspaper property. Capital expenditures to be made in fiscal 1997 are estimated to be in the range of $25 to $30 million. Commitments for film contracts and license fees as of March 31, 1997 were approximately $23.5 million. In addition, as of March 31, 1997, the Company had capital contribution commitments of approximately $3.4 million related to investments in two unconsolidated limited partnerships.
     As of March 31, 1997, the Company had entered into purchase agreements to acquire the assets of two radio stations (one in Louisville, KY and one in Winston-Salem, NC) for a combined purchase price of approximately $2.9 million ("Radio Acquisitions").
     At March 31, 1997, the Company had working capital of $115.1 million and a current ratio of 2.53 to 1. This compares to working capital of $95.3 million and a current ratio of 2.24 to 1 at December 31, 1996.
     The Company from time to time considers acquisitions of broadcasting, newspaper and other properties when favorable investment opportunities are identified. Other than the Radio Acquisitions, the Company has no agreements to acquire additional properties. In the event an investment opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to the Company.

     The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, film contract and license fees, working capital requirements, debt installments and dividend payments.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

     (a) The following exhibit is filed as part of this report:

         27 Financial Data Schedule

         The following exhibit is incorporated herein by reference to Exhibit
         4.1 of the Company's Form S-8 Registration Statement No. 333-26329 dated May 1, 1997:

         10.1 Pulitzer Publishing Company 1997 Employee Stock Purchase Plan

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter for which this report was filed.


All other items of this report are not applicable for the current quarter.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PULITZER PUBLISHING COMPANY
                                           (Registrant)


Date:  May 13, 1997                   /s/  Ronald H. Ridgway
                               ---------------------------------------
                                         (Ronald H. Ridgway)
                               Director; Senior Vice-President-Finance
                               (on behalf of the Registrant and
                                 as principal financial officer)

                                EXHIBIT INDEX



      EXHIBIT NUMBER               TITLE OR DESCRIPTION


           27                     Financial Data Schedule