Form 10-Q
period 1997-06-30
PULITZER PUBLISHING CO
filed 1997-08-12
CIK 805357

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                   FORM 10-Q

         (Mark One)
         /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1997
                                        --------------
                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    ------------------  --------------

                         COMMISSION FILE NUMBER 1-9329

                         -----------------------------

                          PULITZER PUBLISHING COMPANY
             (Exact name of registrant as specified in its charter)

                         -----------------------------


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

                                   NO CHANGES
(Former name, former address and former fiscal year, if changed since last report)
                         -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                 YES /X/                   NO / /

                         -----------------------------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                          CLASS          OUTSTANDING 7/31/97
                   --------------------  -------------------

                   COMMON STOCK                    6,711,950
                   CLASS B COMMON STOCK           15,446,742


================================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


                                              Second Quarter Ended               Two Quarters Ended
                                                    June 30,                          June 30,
                                        --------------------------------  --------------------------------
OPERATING REVENUES - NET:                    1997             1996             1997             1996
                                        ---------------  ---------------  ---------------  ---------------
Publishing:                                       (Unaudited)                       (Unaudited)
 Advertising                            $ 58,446         $ 42,541         $112,373         $ 82,454
 Circulation                              21,755           18,755           44,189           37,794
 Other                                    10,104            7,225           19,578           14,462
 Broadcasting                             61,093           59,053          111,264          108,570
                                        --------         --------         --------         --------
     Total operating revenues            151,398          127,574          287,404          243,280
                                        --------         --------         --------         --------
OPERATING EXPENSES:
 Publishing operations                    35,511           33,093           70,044           66,031
 Broadcasting operations                  16,995           16,472           33,989           32,743
 Selling, general and administrative      47,821           40,724           93,603           80,216
 St. Louis Agency adjustment               5,500            2,873           10,429            4,631
 Depreciation and amortization             9,237            6,745           18,420           13,486
                                        --------         --------         --------         --------
     Total operating expenses            115,064           99,907          226,485          197,107
                                        --------         --------         --------         --------
Operating income                          36,334           27,667           60,919           46,173
Interest income                            1,051            1,347            2,646            2,775
Interest expense                          (4,174)          (2,154)          (8,699)          (4,543)
Net other expense                           (240)            (290)            (705)            (998)
                                        --------         --------         --------         --------
INCOME BEFORE PROVISION FOR
  INCOME TAXES                            32,971           26,570           54,161           43,407
PROVISION FOR INCOME TAXES                13,290           10,385           21,985           16,981
                                        --------         --------         --------         --------
NET INCOME                              $ 19,681         $ 16,185         $ 32,176         $ 26,426
                                        ========         ========         ========         ========
EARNINGS PER SHARE OF STOCK
  (COMMON AND CLASS B COMMON)           $   0.89         $   0.74         $   1.46         $   1.21
                                        ========         ========         ========         ========
WEIGHTED AVERAGE NUMBER OF
  SHARES (COMMON AND CLASS B
  COMMON STOCK OUTSTANDING)               22,081           21,912           22,054           21,890
                                        ========         ========         ========         ========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS)

                                                             June 30,          December 31,
                                                               1997                1996
                                                            -----------        ------------
                                                            (Unaudited)
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                      $77,173             $73,052
 Trade accounts receivable (less allowance for
  doubtful accounts of  $2,755 and $2,576)                       81,135              80,010
 Inventory                                                        5,721               4,976
 Prepaid expenses and other                                       9,438               5,650
 Program rights                                                   2,958               8,452
                                                               --------            --------
       Total current assets                                     176,425             172,140
                                                               --------            --------
PROPERTIES:
 Land                                                            15,457              14,692
 Buildings                                                       79,857              78,733
 Machinery and equipment                                        213,701             209,854
 Construction in progress                                         7,939               2,071
                                                               --------            --------
       Total                                                    316,954             305,350
 Less accumulated depreciation                                  161,048             149,418
                                                               --------            --------
       Properties - net                                         155,906             155,932
                                                               --------            --------
INTANGIBLE AND OTHER ASSETS:
 Intangible assets - net of applicable amortization             292,957             298,305
 Receivable from The Herald Company                              39,608              39,955
 Other                                                           14,760              17,519
                                                               --------            --------
       Total intangible and other assets                        347,325             355,779
                                                               --------            --------
         TOTAL                                                 $679,656            $683,851
                                                               ========            ========

                                                                     (Continued)


PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       June 30,           December 31,
                                                                        1997                 1996
                                                                   --------------        --------------
                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Trade accounts payable                                                $14,466               $13,355
 Current portion of long-term debt                                         205                14,705
 Salaries, wages and commissions                                        12,849                14,897
 Income taxes payable                                                    1,166                 1,267
 Program contracts payable                                               3,213                 8,916
 Interest payable                                                        6,253                 7,177
 Pension obligations                                                     2,123                 2,123
 Acquisition payable                                                     9,804                 9,804
 Other                                                                   7,228                 4,566
                                                                  ------------          ------------
        Total current liabilities                                       57,307                76,810
                                                                  ------------          ------------
LONG-TERM DEBT                                                         223,205               235,410
                                                                  ------------          ------------
PENSION OBLIGATIONS                                                     25,731                23,415
                                                                  ------------          ------------
POSTRETIREMENT AND POSTEMPLOYMENT
 BENEFIT OBLIGATIONS                                                    92,317                92,252
                                                                  ------------          ------------
OTHER LONG-TERM LIABILITIES                                              5,583                 6,027
                                                                  ------------          ------------
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 25,000,000 shares
  authorized; issued and outstanding - none
 Common stock, $.01 par value; 100,000,000 shares authorized;
  issued - 6,678,876 in 1997 and 6,498,215 in 1996                          66                    65
 Class B common stock, convertible, $.01 par value; 50,000,000 shares authorized; issued - 27,150,592 in 1997 and
  27,214,842 in 1996                                                       272                   272
 Additional paid-in capital                                            131,205               129,173
 Retained earnings                                                     331,854               308,283
                                                                  ------------          ------------
        Total                                                          463,397               437,793
Treasury stock - at cost; 23,400 and 22,811 shares of common stock in 1997 and 1996, respectively, and  11,700,850 shares
 of Class B common stock in 1997 and 1996                             (187,884)             (187,856)
                                                                  ------------          ------------
        Total stockholders' equity                                     275,513               249,937
                                                                  ------------          ------------
           TOTAL                                                      $679,656              $683,851
                                                                  ============          ============

                                                                     (Concluded)


See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)


                                                                      Two Quarters Ended
                                                                            June 30,
                                                               -------------------------------
                                                                     1997            1996
                                                               --------------  ---------------
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                          $32,176         $ 26,426
 Adjustments to reconcile net income to net cash provided by operating activities:
  Non-cash items:
   Depreciation                                                       11,631            9,558
   Amortization of intangibles                                         6,789            3,928
   Increase in postretirement and postemployment
     benefit obligations                                                  65              960
   Changes in assets and liabilities which provided (used) cash:
     Trade accounts receivable                                        (1,125)          (3,930)
     Inventory                                                          (745)           1,319
     Other assets                                                     (4,306)           2,473
     Trade accounts payable and other liabilities                        143            2,280
     Income taxes payable                                               (101)             357
                                                                     -------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             44,527           43,371
                                                                     -------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                (10,927)         (10,141)
 Purchase of broadcast assets                                         (1,849)
 Investment in limited partnerships                                   (2,175)          (2,477)
 Decrease (increase) in notes receivable                               4,972           (5,099)
                                                                     -------         --------
NET CASH USED IN INVESTING ACTIVITIES                                 (9,979)         (17,717)
                                                                     -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments on long-term debt                                        (26,705)         (14,250)
 Dividends paid                                                       (5,727)          (4,919)
 Proceeds from exercise of stock options                               2,033            1,489
 Purchase of treasury stock                                              (28)
                                                                     -------         --------
NET CASH USED IN FINANCING ACTIVITIES                                (30,427)         (17,680)
                                                                     -------         --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              4,121            7,974
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        73,052          100,380
                                                                     -------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $77,173         $108,354
                                                                     =======         ========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.  ACCOUNTING POLICIES

    Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Pulitzer Publishing Company's financial position as of June 30, 1997 and the results of operations and cash flows for the six-month periods ended June 30, 1997 and 1996. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). This statement simplifies the standards for computing earnings per share ("EPS"), making them comparable to international standards, and supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share ("APB 15"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. The statement also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for the Company's financial statements to be issued for the year ending December 31, 1997. After the effective date, all prior period EPS data presented must be restated to conform to the provisions of SFAS 128. The adoption of SFAS 128 is not expected to have a significant impact on the Company's earnings per share.


2.  DIVIDENDS

    In the first quarter of 1997, two dividends of $0.13 per share were declared, payable on February 3, 1997 and May 1, 1997. In the second quarter of 1997, a dividend of $0.13 per share was declared, payable on August 1, 1997.

    In the first quarter of 1996, two dividends of $0.1125 per share were declared, payable on February 1, 1996 and May 1, 1996. In the second quarter of 1996, a dividend of $0.1125 per share was declared, payable on August 1, 1996. In the third

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


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

    The Company's operations are divided into two business segments, publishing and broadcasting. The following is a summary of operating data by segment (in thousands):

                                           Second Quarter Ended                 Two Quarters Ended
                                                 June 30,                            June 30,
                                    ----------------------------------  ----------------------------------
                                          1997              1996              1997              1996
                                    ----------------  ----------------  ----------------  ----------------
Operating revenues:                            (Unaudited)                         (Unaudited)
 Publishing (a)                     $ 90,305          $ 68,521          $176,140          $134,710
 Broadcasting                         61,093            59,053           111,264           108,570
                                    --------          --------          --------          --------
    Total                           $151,398          $127,574          $287,404          $243,280
                                    ========          ========          ========          ========
Operating income (loss):
 Publishing (a)                     $ 12,888          $  5,666          $ 24,038          $ 10,464
 Broadcasting                         24,818            23,391            39,637            38,386
 Corporate                            (1,372)           (1,390)           (2,756)           (2,677)
                                    --------          --------          --------          --------
    Total                           $ 36,334          $ 27,667          $ 60,919          $ 46,173
                                    ========          ========          ========          ========
Depreciation and amortization:
 Publishing (a)                     $  3,387          $  1,125          $  6,736          $  2,247
 Broadcasting                          5,850             5,620            11,684            11,239
                                    --------          --------          --------          --------
    Total                           $  9,237          $  6,745          $ 18,420          $ 13,486
                                    ========          ========          ========          ========
Operating margins
 (Operating income to revenues):
 Publishing (a) (b)                    20.4%             12.5%             19.6%             11.2%
 Broadcasting                          40.6%             39.6%             35.6%             35.4%

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

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


4.  ACQUISITION OF PROPERTIES

    On July 1, 1996, the Company acquired in a purchase transaction all of the stock of Scripps League Newspapers, Inc. ("Scripps League"), a privately owned company that publishes a group of community newspapers, including 14 dailies, which serve smaller markets, primarily in the West and Midwest. The purchase price of approximately $216 million (including acquisition costs) includes all of the operating assets of the newspapers, working capital of approximately $6 million and intangibles. The acquisition was financed by long-term borrowings of $135 million and cash of approximately $81 million (approximately $69 million net of cash acquired). The Company's Statement of Consolidated Income for the six-month period ended June 30, 1997 includes the operating results of Scripps League (subsequently renamed Pulitzer Community Newspapers, Inc.).

    The following supplemental unaudited pro forma information shows the results of operations of the Company for the six-month period ended June 30, 1996 adjusted for the acquisition of Scripps League, assuming such transaction and the related debt financing had been consummated at the beginning of the period presented. The unaudited pro forma financial information is not necessarily indicative either of results of operations that would have occurred had the transaction occurred at the beginning of the period presented or of future results of operations (in thousands, except per share amounts).


    Two Quarters Ended June 30, 1996 (Unaudited):

    Operating revenues - net                          $276,107
                                                      ========
    Operating income                                  $ 49,542
                                                      ========
    Net income                                        $ 23,445
                                                      ========
    Earnings per share of stock (common
    and Class B common)                               $   1.07
                                                      ========
    Weighted average number of shares (common
    and Class B common stock outstanding)               21,890
                                                      ========

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


5.  STOCK PURCHASE PLAN

    On April 24, 1997, the Company's stockholders approved the adoption of the Pulitzer Publishing Company 1997 Employee Stock Purchase Plan (the "Plan"). The Plan allows eligible employees to authorize payroll deductions for the quarterly purchase of the Company's Common Stock ("Common Stock") at a price generally equal to 85 percent of the Common Stock's fair market value at the end of each quarter. The Plan began operations as of July 1, 1997.

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

CONSOLIDATED

     Operating revenues for the second quarter and first six months of 1997 increased 18.7 percent and 18.1 percent, respectively, compared to the corresponding periods in the prior year. Revenue comparisons were affected by the acquisition of Scripps League Newspapers, Inc. (subsequently renamed Pulitzer Community Newspapers, Inc. ("PCN")) on July 1, 1996. Excluding PCN from 1997, consolidated revenues would have increased 5 percent and 4.3 percent, respectively, for the second quarter and first six months. The increases reflected gains in both publishing and broadcasting revenues.

     Operating expenses, excluding the St. Louis Agency adjustment, for the second quarter and first six months of 1997 increased 12.9 percent and 12.3 percent, respectively, compared to the corresponding periods in the prior year. Excluding PCN from 1997, consolidated expenses would have decreased 1.9 percent and 2.5 percent, respectively, for the second quarter and first six months. The current year declines were attributable to lower newsprint costs ($3.9 million - second quarter and $7.8 million - year to date) and decreases in purchased supplements ($608,000 - second quarter and $1.5 million - year to date), partially offset by increases in overall personnel costs ($1.4 million - second quarter and $2.5 million - year to date).

     Operating income for the second quarter and first six months of 1997 increased to $36.3 million (31.3 percent) and $60.9 million (31.9 percent), respectively. Excluding PCN from 1997, consolidated operating income would have increased 20 percent for the second quarter and 20.4 percent for the first six months of 1997. The 1997 increases reflected higher operating income in both the publishing and the broadcasting segments, resulting from increased advertising revenues and lower newsprint costs.

     Interest expense increased $2 million in the 1997 second quarter and $4.2 million in the first six months due to higher debt levels. Interest expense on new long-term borrowings related to the acquisition of Scripps League amounted to approximately $2.3 million for the second quarter and $4.7 million for the first six months of 1997. The Company's average debt level for the second quarter and first six months of 1997 increased to $227.7 million and $238.9 million from $117.8 million and $123.3 million in the respective periods of the prior year. The Company's average interest rate for the second quarter was unchanged from the prior year at 7.3 percent and for the six-month period decreased slightly to 7.3 percent from 7.4 percent in the prior year period. Interest income for the second quarter and first six months of 1997 decreased $296,000 and $129,000, respectively, due to lower average balances of invested funds.

     The effective income tax rate for the second quarter and first six months of 1997 increased to 40.3 percent and 40.6 percent, respectively, from 39.1 percent in both prior year periods. The higher rates in 1997 reflect the nondeductible goodwill amortization (approximately $1.1 million - second quarter and $2.1 million - year to date) related to the Scripps League acquisition. It is expected that, on an annual basis, the effective tax rate for 1997 will be in the 41 percent range.

     Net income in the 1997 second quarter increased 21.6 percent to $19.7 million, or $0.89 per share, compared with $16.2 million, or $0.74 per share, in the second quarter of 1996. Net income for the first six months of 1997 increased 21.8 percent to $32.2 million, or $1.46 per share, compared with $26.4 million, or $1.21 per share, a year ago. The gains in net income reflected increases in both publishing and broadcasting operating profits, primarily as a result of higher advertising revenues and lower newsprint costs.

PUBLISHING

     Operating revenues from the Company's publishing segment for the second quarter and first six months of 1997 increased 31.8 percent and 30.8 percent, respectively, compared to the corresponding periods in the prior year. Excluding PCN from 1997, publishing revenues would have increased 6.3 percent and 5.8 percent, respectively, for the second quarter and first six months. The gains reflected increases in classified and retail advertising revenues at both the St. Louis Post-Dispatch ("Post-Dispatch") and The Arizona Daily Star ("Star").

     Excluding PCN from 1997, newspaper advertising revenues would have increased $4.2 million (9.8 percent) in the second quarter and $7.9 million (9.5 percent) in the first six months of 1997. The significant portion of the current year increases resulted from higher classified and retail advertising revenue at both the Post-Dispatch and Star. Full run advertising volume (linage in inches) increased 0.2 percent at the Post-Dispatch and 8.9 percent at Star for the second quarter of 1997. For the first six months of 1997, full run advertising volume increased 1.4 percent at the Post-Dispatch and 6.8 percent at Star. In the fourth quarter of 1996 and the first quarter of 1997, varying rate increases were implemented at the Post-Dispatch, Star and most of the Company's new community newspaper properties.

     Excluding PCN from 1997, circulation revenues for both the second quarter and first six months of 1997 would have declined approximately $170,000 (0.9 percent - second quarter and 0.5 percent - year to date). The decreases resulted from declines in circulation in both St. Louis and Tucson.

     Operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the publishing segment, excluding the St. Louis Agency adjustment, increased 19.9 percent and 18.4 percent, respectively, for the second quarter and first six months of 1997. Excluding PCN from 1997, operating expenses would have declined 4.1 percent and 5.2 percent, respectively, for the second quarter and first six months. The decreases reflected the impact of lower newsprint prices, which reduced newsprint costs ($3.9 million - second quarter and $7.8 million - year to date), and of declines in purchased supplements ($608,000 - second quarter and $1.5 million - year to date). Partially offsetting these declines were increases in overall personnel costs ($853,000 - second quarter and $1.1 million - year to date).

     Operating income for the second quarter and first six months of 1997 increased to $12.9 million (127.5 percent) and $24 million (129.7 percent), respectively. Excluding PCN from 1997, operating income would have increased
72.3 percent for the second quarter and 79 percent for the first six months of 1997. The 1997 increases reflect the combination of increased advertising revenues and lower newsprint costs.

     Fluctuations in the price of newsprint significantly impact the results of the Company's publishing segment, where newsprint expense accounts for approximately 20 percent of the segment's total operating costs. For the first half of 1997, excluding PCN, the Company's average cost for newsprint was approximately $535 per metric ton, compared to $740 per metric ton in the first six months of 1996 and $645 per metric ton for the full year of 1996. The Company's average cost per ton for the third quarter of 1997 will increase over the first half of the year due to supplier price increases in the second quarter of 1997. Following the price increases, the significant portion of the Company's newsprint supply has been purchased at approximately $575 per metric ton. On an annual basis, the Company's 1996 newsprint cost and metric tons consumed, after giving effect to the St. Louis Agency adjustment and excluding PCN, were approximately $30.7 million and 47,751 metric tons, respectively.

BROADCASTING

     Broadcasting operating revenues for the second quarter and first six months of 1997 increased 3.5 percent and 2.5 percent, respectively, over the comparable 1996 periods. Local spot advertising increased 2.7 percent and 3.9 percent, respectively, for the second quarter and first six months of 1997, and national spot advertising increased 4.6 percent and 0.9 percent, respectively, for the second quarter and six-month period. The current year comparisons reflect the impact of decreased political advertising of approximately $1.5 million and $2.6 million, respectively, in the second quarter and first six months of 1997.

     Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the second quarter and first six months of 1997 increased 1.7 percent and 2.1 percent, respectively, compared to the prior year periods. The increases were primarily attributable to higher overall personnel costs of $580,000 and $1.3 million for the second quarter and first six months of 1997, respectively.

     Operating income from the broadcasting segment in the 1997 second quarter increased 6.1 percent to $24.8 million from $23.4 million and in the first six months increased 3.3 percent to $39.6 million from $38.4 million. The increases for both periods resulted primarily from higher advertising revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Outstanding debt, inclusive of the short-term portion of long-term debt, as of June 30, 1997, was $223.4 million, consisting primarily of fixed-rate senior notes with The Prudential Insurance Company of America ("Prudential") and $38 million of variable rate borrowings under a credit agreement with The First National Bank of Chicago, as Agent, for a group of lenders ("FNBC"). Compared to December 31, 1996, outstanding debt as of June 30, 1997 declined approximately $26.7 million due to current year repayments. On April 8, 1997, the Company repaid $12 million of variable rate FNBC borrowings. In addition, on April 22, 1997, the Company made the final scheduled repayment of $14.5 million under its 8.8 percent Senior Note Agreement with Prudential. Subsequent to the end of the second quarter, on July 7, 1997, the Company repaid an additional $10 million of FNBC borrowings.

     The Company's Senior Note Agreements with Prudential and FNBC Credit Agreement require it to maintain certain financial ratios, place restrictions on the payment of dividends and prohibit new borrowings, except as permitted thereunder.

     As of June 30, 1997, commitments for capital expenditures were approximately $19.8 million, relating to normal capital equipment replacements and the cost of building projects for the Flagstaff, Arizona newspaper property and the Louisville, Kentucky broadcasting property. Capital expenditures to be made in fiscal 1997 are estimated to be in the range of $25 to $30 million. Commitments for film contracts and license fees as of June 30, 1997 were approximately $29.3 million. In addition, as of June 30, 1997, the Company had a limited partnership capital contribution commitment of approximately $1.2 million and a purchase agreement to acquire the assets of a radio station in Winston-Salem, North Carolina for approximately $1.1 million.

     At June 30, 1997, the Company had working capital of $119.1 million and a current ratio of 3.08 to 1. This compares to working capital of $95.3 million and a current ratio of 2.24 to 1 at December 31, 1996.

     The Company from time to time considers acquisitions of broadcasting, newspaper and other properties when favorable investment opportunities are identified. Except for the radio acquisition discussed above, the Company has no agreements to acquire additional properties. In the event an investment opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to the Company.

     The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, film contract and license fees, working capital requirements, debt installments and dividend payments.

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     (a)     The Annual Meeting of Stockholders was held on April 24, 1997.

     (b)     The following directors were elected at the Annual Meeting of
             Stockholders:

             Michael E. Pulitzer
             Ronald H. Ridgway
             William Bush

             The following directors continued their term of office after the Annual Meeting of Stockholders:

             David E. Moore
             Ken J. Elkins
             Nicholas G. Penniman IV
             Emily Rauh Pulitzer
             Alice B. Hayes
             James M. Snowden, Jr.

     (c) The following nominees for election as director received the votes indicated:


                                     For      Withheld  Abstain
                                  -----------  --------  -------

             Michael E. Pulitzer  160,464,308   410,177        0
             Ronald H. Ridgway    160,463,642   410,843        0
             William Bush         160,462,850   411,635        0


             The proposal to adopt the Pulitzer Publishing Company 1997 Employee Stock Purchase Plan was approved by the vote indicated:


             For:               160,085,217
             Against:                18,902
             Broker non-votes:      747,520
             Abstain:                22,846


             The selection of Deloitte & Touche as the Company's independent auditors was approved by the vote indicated:


             For:               160,862,725
             Against:                 3,928
             Broker non-votes:            0
             Abstain:                 7,832

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


                                     PULITZER PUBLISHING COMPANY
                                             (Registrant)

Date:  August 12, 1997                   /s/  Ronald H. Ridgway
                                    ---------------------------------------
                                           (Ronald H. Ridgway)
                                  Director; Senior Vice-President-Finance
                                      (on behalf of the Registrant and
                                       as principal financial officer)

                                EXHIBIT INDEX



       EXHIBIT NUMBER                          TITLE OR DESCRIPTION


            27                               Financial Data Schedule