Form 10-Q
period 1997-09-30
PULITZER PUBLISHING CO
filed 1997-11-12
CIK 805357

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

         For the quarterly period ended SEPTEMBER 30, 1997
                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        ------------------  -----------------

                         COMMISSION FILE NUMBER 1-9329

                             --------------------

                          PULITZER PUBLISHING COMPANY
             (Exact name of registrant as specified in its charter)

                             --------------------


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

                             --------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                      YES /X/                NO / /

                             --------------------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                          CLASS          OUTSTANDING 10/31/97


                   --------------------  --------------------
                       COMMON STOCK           6,765,121
                   CLASS B COMMON STOCK      15,424,497



================================================================================

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)



                                              Third Quarter Ended               Three Quarters Ended
                                                 September 30,                     September 30,
                                        --------------------------------  --------------------------------
OPERATING REVENUES - NET:                    1997             1996             1997             1996
                                        ---------------  ---------------  ---------------  ---------------
Publishing:                                       (Unaudited)                       (Unaudited)
 Advertising                                 $ 55,872         $ 53,428         $168,245         $135,882
 Circulation                                   21,573           21,910           65,762           59,704
 Other                                         10,061            9,479           29,639           23,941
Broadcasting                                   53,738           54,048          165,002          162,618
                                             --------         --------         --------         --------
        Total operating revenues              141,244          138,865          428,648          382,145
                                             --------         --------         --------         --------
OPERATING EXPENSES:
 Publishing operations                         36,393           37,454          106,437          103,485
 Broadcasting operations                       17,513           16,653           51,502           49,396
 Selling, general and administrative           46,844           45,603          140,447          125,819
 St. Louis Agency adjustment                    4,320            3,627           14,749            8,258
 Depreciation and amortization                  9,015            8,897           27,435           22,383
                                             --------         --------         --------         --------
        Total operating expenses              114,085          112,234          340,570          309,341
                                             --------         --------         --------         --------
 Operating income                              27,159           26,631           88,078           72,804
 Interest income                                  975              664            3,621            3,439
 Interest expense                              (3,854)          (4,543)         (12,553)          (9,086)
 Net other expense                               (307)            (821)          (1,012)          (1,819)
                                             --------         --------         --------         --------
INCOME BEFORE PROVISION FOR
 INCOME TAXES                                  23,973           21,931           78,134           65,338
PROVISION FOR INCOME TAXES                      9,750            8,967           31,735           25,948
                                             --------         --------         --------         --------
NET INCOME                                   $ 14,223         $ 12,964         $ 46,399         $ 39,390
                                             ========         ========         ========         ========
EARNINGS PER SHARE OF STOCK
 (COMMON AND CLASS B COMMON)                 $   0.64         $   0.59         $   2.10         $   1.80
                                             ========         ========         ========         ========
WEIGHTED AVERAGE NUMBER OF
 SHARES (COMMON AND CLASS B
 COMMON STOCK OUTSTANDING)                     22,151           21,949           22,088           21,908
                                             ========         ========         ========         ========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS)


                                                            September 30,        December 31,
                                                                1997                 1996
                                                            -------------        ------------
                                                             (Unaudited)

ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                       $ 61,930            $ 73,052
 Trade accounts receivable (less allowance for
  doubtful accounts of  $2,654 and $2,576)                         77,005              80,010
 Inventory                                                          5,635               4,976
 Prepaid expenses and other                                         9,244               5,650
 Program rights                                                    10,130               8,452
                                                                 --------            --------
        Total current assets                                      163,944             172,140
                                                                 --------            --------
PROPERTIES:
 Land                                                              15,723              14,692
 Buildings                                                         80,332              78,733
 Machinery and equipment                                          216,773             209,854
 Construction in progress                                          12,025               2,071
                                                                 --------            --------
        Total                                                     324,853             305,350
 Less accumulated depreciation                                    166,663             149,418
                                                                 --------            --------
        Properties - net                                          158,190             155,932
                                                                 --------            --------
INTANGIBLE AND OTHER ASSETS:
 Intangible assets - net of applicable amortization               290,459             298,305
 Receivable from The Herald Company                                39,670              39,955
 Other                                                             20,798              17,519
                                                                 --------            --------
        Total intangible and other assets                         350,927             355,779
                                                                 --------            --------
        TOTAL                                                    $673,061            $683,851
                                                                 ========            ========

                                                                       (Continued)



PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         September 30,           December 31,
                                                                              1997                   1996
                                                                        ----------------        --------------
                                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Trade accounts payable                                                $ 17,393                     $ 13,355
 Current portion of long-term debt                                       12,705                       14,705
 Salaries, wages and commissions                                         13,596                       14,897
 Income taxes payable                                                     1,083                        1,267
 Program contracts payable                                               10,673                        8,916
 Interest payable                                                         2,346                        7,177
 Pension obligations                                                      2,123                        2,123
 Acquisition payable                                                      9,804                        9,804
 Other                                                                    7,321                        4,566
                                                                       --------                     --------
        Total current liabilities                                        77,044                       76,810
                                                                       --------                     --------
LONG-TERM DEBT                                                          186,705                      235,410
                                                                       --------                     --------
PENSION OBLIGATIONS                                                      24,271                       23,415
                                                                       --------                     --------
POSTRETIREMENT AND POSTEMPLOYMENT
 BENEFIT OBLIGATIONS                                                     91,872                       92,252
                                                                       --------                     --------
OTHER LONG-TERM LIABILITIES                                               5,240                        6,027
                                                                       --------                     --------
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 25,000,000 shares
  authorized; issued and outstanding - none
 Common stock, $.01 par value; 100,000,000 shares authorized;
  issued - 6,759,663 in 1997 and 6,498,215 in 1996                           67                           65
 Class B common stock, convertible, $.01 par value; 50,000,000 shares authorized; issued - 27,146,092 in 1997 and
  27,214,842 in 1996                                                        272                          272
 Additional paid-in capital                                             132,279                      129,173
 Retained earnings                                                      343,195                      308,283
                                                                       --------                     --------
        Total                                                           475,813                      437,793
 Treasury stock - at cost; 24,376 and 22,811 shares of common stock in 1997 and 1996, respectively, and  11,700,850 shares
  of Class B common stock in 1997 and 1996                             (187,884)                    (187,856)
                                                                       --------                     --------
        Total stockholders' equity                                      287,929                      249,937
                                                                       --------                     --------
        TOTAL                                                          $673,061                     $683,851
                                                                       ========                     ========

                                                                                 (Concluded)



See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)


                                                                        Three Quarters Ended
                                                                             September 30,
                                                                   ---------------------------------
                                                                         1997              1996
                                                                        ------            ------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $46,399         $ 39,390
 Adjustments to reconcile net income to net cash provided by operating activities:
 Non-cash items:
  Depreciation                                                            17,273           15,090
  Amortization of intangibles                                             10,162            7,293
  Changes in assets and liabilities (net of the effects of the purchase of newspaper properties) (Note 4) which provided (used) cash:
    Trade accounts receivable                                              3,005             (240)
    Inventory                                                               (659)           1,725
    Other assets                                                          (7,605)           2,203
    Trade accounts payable and other liabilities                          (2,057)           1,678
    Income taxes payable                                                    (184)          (1,043)
                                                                         --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 66,334           66,096
                                                                         --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                    (19,097)         (14,853)
 Purchase of newspaper properties                                                        (203,314)
 Purchase of broadcast assets                                             (2,936)
 Investment in limited partnerships                                       (4,175)          (2,983)
 Decrease (increase) in notes receivable                                   4,976           (5,052)
                                                                         -------         --------
NET CASH USED IN INVESTING ACTIVITIES                                    (21,232)        (226,202)
                                                                         -------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term debt                                                 135,000
 Repayments on long-term debt                                            (50,705)         (15,205)
 Dividends paid                                                           (8,599)          (7,387)
 Proceeds from exercise of stock options                                   3,108            1,561
 Purchase of treasury stock                                                  (28)
                                                                         --------        --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (56,224)         113,969
                                                                         -------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (11,122)         (46,137)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            73,052          100,380
                                                                         -------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $61,930         $ 54,243
                                                                         =======         ========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. ACCOUNTING POLICIES

   Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Pulitzer Publishing Company's financial position as of September 30, 1997 and the results of operations and cash flows for the nine-month periods ended September 30, 1997 and 1996. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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


2. DIVIDENDS

   In the first quarter of 1997, two dividends of $0.13 per share were declared, payable on February 3, 1997 and May 1, 1997. In the second quarter of 1997, a dividend of $0.13 per share was declared, payable on August 1, 1997. In the third quarter of 1997, a dividend of $0.13 per share was declared, payable on November 1, 1997.

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

   The Company's operations are divided into two business segments, publishing and broadcasting. The following is a summary of operating data by segment (in thousands):


                                           Third Quarter Ended                 Three Quarters Ended
                                              September 30,                       September 30,
                                    ----------------------------------  ----------------------------------
                                          1997              1996              1997              1996
                                    ----------------  ----------------  ----------------  ----------------
Operating revenues:                            (Unaudited)                         (Unaudited)
 Publishing (a)                      $ 87,506          $ 84,817              $ 263,646         $219,527
 Broadcasting                          53,738            54,048                165,002          162,618
                                     --------          --------               --------         --------
        Total                        $141,244          $138,865              $ 428,648         $382,145
                                     ========          ========              =========         ========
Operating income (loss):
 Publishing (a)                      $ 11,119          $  9,107              $  35,157         $ 19,571
 Broadcasting                          17,494            18,850                 57,131           57,236
 Corporate                             (1,454)           (1,326)                (4,210)          (4,003)
                                     --------          --------              ---------         --------
        Total                        $ 27,159          $ 26,631              $  88,078         $ 72,804
                                     ========          ========              =========         ========
Depreciation and amortization:
 Publishing (a)                      $  3,077          $  3,251              $   9,813         $  5,498
 Broadcasting                           5,938             5,646                 17,622           16,885
                                     --------          --------              ---------         --------
        Total                        $  9,015          $  8,897              $  27,435         $ 22,383
                                    =========          ========              =========         ========
Operating margins
 (Operating income to revenues):
 Publishing (a) (b)                    17.6%             15.0%                 18.9%             12.7%
 Broadcasting                          32.6%             34.9%                 34.6%             35.2%

   (a)  Publishing operations include nine months of results for
        Pulitzer Community Newspapers, Inc. in 1997 and three months in
        1996.          See Note 4.

   (b) Operating margins for publishing stated with St. Louis Agency adjustment added back to publishing operating income.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


4. ACQUISITION OF PROPERTIES

   On July 1, 1996, the Company acquired in a purchase transaction all of the stock of Scripps League Newspapers, Inc. ("Scripps League"), a privately owned publisher of community newspapers serving smaller markets, primarily in the West and Midwest. The purchase price of approximately $216 million (including acquisition costs) includes all of the operating assets of the newspapers, working capital of approximately $6 million and intangibles.
   The acquisition was financed by long-term borrowings of $135 million and cash of approximately $81 million (approximately $69 million net of cash acquired). The Company's Statements of Consolidated Income for the nine-month periods ended September 30, 1997 and 1996 include nine months and three months, respectively, of operations for Scripps League (subsequently renamed Pulitzer Community Newspapers, Inc.).

   The following supplemental unaudited pro forma information shows the results of operations of the Company for the nine-month period ended September 30, 1996 adjusted for the acquisition of Scripps League, assuming such transaction and the related debt financing had been consummated at the beginning of the period presented. The unaudited pro forma financial information is not necessarily indicative either of results of operations that would have occurred had the transaction occurred at the beginning of the period presented or of future results of operations (in thousands, except per share amounts).



Three Quarters Ended September 30, 1996 (Unaudited):

Operating revenues - net                              $414,972
                                                      ========
Operating income                                      $ 76,173
                                                      ========
Net income                                            $ 36,409
                                                      ========
Earnings per share of stock (common
 and Class B common)                                  $  1.66
                                                      ========
Weighted average number of shares (common
 and Class B common stock outstanding)                  21,908
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

CONSOLIDATED

     Operating revenues for the third quarter and first nine months of 1997 increased 1.7 percent and 12.2 percent, respectively, compared to the corresponding periods in the prior year. The year-to-date revenue comparison was affected by the acquisition of Scripps League Newspapers, Inc. (subsequently renamed Pulitzer Community Newspapers, Inc. ("PCN")) on July 1, 1996. Excluding PCN from 1997 (first six months only), consolidated revenues would have increased 3.4 percent for the first nine months. The third quarter increase reflected higher publishing revenue while the year-to-date increase (on a comparable basis) included gains in both publishing and broadcasting revenues.

     Operating expenses, excluding the St. Louis Agency adjustment, for the third quarter and first nine months of 1997 increased 1.1 percent and 8.2 percent, respectively, compared to the corresponding periods in the prior year. Excluding PCN from 1997 (first six months only), consolidated expenses would have decreased 1.2 percent for the first nine months. The third quarter increase was primarily attributable to higher overall personnel costs of $3.7 million partially offset by lower newsprint costs of $1.1 million, a decline in purchased supplements of $1 million and the effect of $1.2 million of non-recurring costs (related to the PCN acquisition) in the prior year. The decline for the nine-month period (on a comparable basis) reflected lower newsprint costs of $8.9 million, a decline in purchased supplements of $2.4 million and the effect of the $1.2 million prior year non-recurring PCN costs. These year-to-date decreases were partially offset by increases in overall personnel costs of $6.3 million, promotion costs of $1 million and circulation distribution costs of $1 million.

     Operating income for the third quarter and first nine months of 1997 increased to $27.2 million (2 percent) and $88.1 million (21 percent), respectively. Excluding PCN from 1997 (first six months only), consolidated operating income would have increased 13.7 percent for the first nine months of 1997. The third quarter and comparable nine-month gains reflected higher operating income in the publishing segment resulting primarily from increased advertising revenues, lower newsprint costs and the effect of the prior year non-recurring PCN costs.

     Third quarter interest expense decreased $689,000 due to a decline in the Company's average debt balance to $210.9 million from $251.1 million in the prior year quarter. The Company's average interest rate increased slightly to
7.3 percent from 7.2 percent in the prior year quarter. Interest expense for the nine-month period increased $3.5 million due to higher debt levels during the first three quarters of 1997. The Company's average debt level increased to $229.6 million from $165.9 million, due to new long-term borrowings related to the July 1, 1996 acquisition of Scripps League. The Company's average interest rate for the nine-month period was unchanged from the prior year at 7.3 percent.

     Interest income for the third quarter and first nine months of 1997 increased $311,000 and $182,000, respectively. The third quarter increase resulted from higher average interest rates while the nine-month increase was due to a combination of higher average investment balances and interest rates.

     The effective income tax rate for the third quarter and first nine months of 1997 increased to 40.7 percent and 40.6 percent, respectively, from 40.9 percent and 39.7 percent in the prior year periods. The higher rate in the 1997 year-to-date period reflects an additional six months of nondeductible goodwill amortization related to the July 1, 1996 Scripps League acquisition. It is expected that, on an annual basis, the effective tax rate for 1997 will be in the 41 percent range.

     Net income in the 1997 third quarter increased 9.7 percent to $14.2 million, or $0.64 per share, compared with $13 million, or $0.59 per share, in the third quarter of 1996. The gain in net income for the third quarter reflected the combination of higher publishing profits and lower net interest expense. Net income for the first nine months of 1997 increased 17.8 percent to $46.4 million, or $2.10 per share, compared with $39.4 million, or $1.80 per share, a year ago. The year-to-date increase in net income reflected increased publishing profits, resulting primarily from higher advertising revenues and lower newsprint costs.

PUBLISHING

     Operating revenues from the Company's publishing segment for the third quarter and first nine months of 1997 increased 3.2 percent and 20.1 percent, respectively, compared to the corresponding periods in the prior year. Excluding PCN from 1997 (first six months only), publishing revenues would have increased 4.8 percent for the first nine months. The third quarter and comparable nine-month gains primarily reflected increases in classified and retail advertising revenues at the St. Louis Post-Dispatch ("Post-Dispatch") and The Arizona Daily Star ("Star").

     Excluding PCN from 1997 (first six months only), newspaper advertising revenues increased $2.4 million (4.6 percent) in the third quarter and $10.3 million (7.6 percent) in the first nine months of 1997. The significant portion of the current year increases resulted from higher classified and retail advertising revenue at both the Post-Dispatch and Star. Full run advertising volume (linage in inches) decreased 2.1 percent at the Post-Dispatch and was unchanged at Star for the third quarter of 1997. For the first nine months of 1997, full run advertising volume increased 0.2 percent at the Post-Dispatch and 4.5 percent at Star. In the fourth quarter of 1996 and the first quarter of 1997, varying rate increases were implemented at the Post-Dispatch, Star and most of the Company's new community newspaper properties.

     Excluding PCN from 1997 (first six months only), circulation revenues decreased $337,000 (1.5 percent) in the third quarter and $509,000 (0.9 percent) in the first nine months of 1997. The decreases resulted primarily from declines in circulation in St. Louis and Tucson.

     Excluding PCN from 1997 (first six months only), other publishing revenues increased $582,000 (6.1 percent) in the third quarter and $699,000 (2.9 percent) in the first nine months of 1997. The increases resulted primarily from higher preprint revenue at the Post-Dispatch.

     Operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the publishing segment, excluding the St. Louis Agency adjustment, for the third quarter of 1997 were unchanged from the prior year at approximately $72 million. In the third quarter, lower newsprint costs of $1.1 million, a decline in purchased supplements of $1 million and the effect of $1.2 million of non-recurring costs (related to the PCN acquisition) in the prior year were offset by increases in other expense categories, including higher overall personnel costs of $2.8 million. For the nine-month period operating expenses increased 11.5 percent. Excluding PCN from 1997 (first six months only), operating expenses would have declined 3.3 percent for the first nine months. The decline for the nine-month period (on a comparable basis) reflected the impact of lower newsprint prices, which reduced newsprint costs by $8.9 million, a decrease in purchased supplements of $2.4 million and the effect of the $1.2 million PCN non-recurring costs in the prior year. Partially offsetting these declines were increases in overall personnel costs $3.9 million, promotion costs of $1.3 million and circulation distribution costs of $1 million.

     Operating income for the third quarter and first nine months of 1997 increased to $11.1 million (22.1 percent) and $35.2 million (79.6 percent), respectively. Excluding PCN from 1997 (first six months only), operating income would have increased 52.5 percent for the first nine months of 1997. The 1997 increases primarily reflected the combination of increased advertising revenues and lower newsprint costs.

     Fluctuations in the price of newsprint significantly impact the results of the Company's publishing segment, where newsprint expense accounts for approximately 20 percent of the segment's total operating costs. During the first nine months of 1997, the publishing segment benefited from newsprint prices below prior year levels. However, as a result of recent price increases and declining prices in late 1996, the Company's 1997 fourth quarter newsprint expense is expected to increase over the comparable prior year period.


BROADCASTING

     Broadcasting operating revenues for the third quarter declined 0.6 percent compared to the prior year quarter. For the quarter, a 5.9 percent decrease in local spot advertising was partially offset by a 4.6 percent increase in national spot advertising and a 9.7 percent increase in network compensation. Operating revenues for the nine-month period increased 1.5 percent over the comparable 1996 period. National and local spot advertising increased 2.1 percent and 0.5 percent, respectively, while network compensation increased 5.2 percent compared to the prior year nine-month period. The current year comparisons reflect the impact of decreased political advertising of approximately $2.8 million and $5.4 million, respectively, in the third quarter and first nine months of 1997. In addition, the Company's five NBC affiliated television stations benefited from significant Olympic related advertising in the prior year third quarter.

     Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the third quarter and first nine months of 1997 increased 3 percent and 2.4 percent, respectively, compared to the prior year periods. The increases were primarily attributable to higher overall personnel costs of $900,000 and $2.3 million for the third quarter and first nine months of 1997, respectively.

     Operating income from the broadcasting segment in the 1997 third quarter decreased 7.2 percent to $17.5 million from $18.9 million and in the first nine months decreased 0.2 percent to $57.1 million from $57.2 million. The decreases reflected the decline in local advertising revenue in the third quarter and modest overall revenue increase in the year-to-date period, resulting primarily from the effect of significant political and Olympic related advertising revenue in the prior year periods.

The Company's broadcasting segment will continue to face difficult year over year comparisons in the fourth quarter of 1997 due to impact of prior year political advertising. The broadcasting segment's fourth quarter results in 1996 included $7 million of political advertising.

LIQUIDITY AND CAPITAL RESOURCES

     Outstanding debt, inclusive of the short-term portion of long-term debt, as of September 30, 1997, was $199.4 million, consisting primarily of fixed-rate senior notes with The Prudential Insurance Company of America ("Prudential") and $14 million of variable rate borrowings under a credit agreement with The First National Bank of Chicago, as Agent, for a group of lenders ("FNBC"). Compared to December 31, 1996, outstanding debt as of September 30, 1997 declined approximately $50.7 million due to current year repayments. During the second and third quarters of 1997, the Company repaid $36 million of variable rate FNBC borrowings. In addition, on April 22, 1997, the Company made the final scheduled repayment of $14.5 million under its 8.8 percent Senior Note Agreement with Prudential. Subsequent to the end of the third quarter, on November 7, 1997, the Company made a $14 million debt repayment to FNBC which reduced borrowings under the $50 million credit agreement to $0.

     The Company's Senior Note Agreements with Prudential and FNBC Credit Agreement require it to maintain certain financial ratios, place restrictions on the payment of dividends and prohibit new borrowings, except as permitted thereunder.

     As of September 30, 1997, commitments for capital expenditures were approximately $14.8 million, relating to normal capital equipment replacements and building projects for the Flagstaff, Arizona newspaper property and the Louisville, Kentucky broadcasting property. Total capital expenditures to be made in fiscal 1997 are estimated to be in the range of $25 to $30 million. Commitments for film contracts and license fees as of September 30, 1997 were approximately $25.8 million. In addition, as of September 30, 1997, the Company had a limited partnership capital contribution commitment of approximately $1.2 million. Subsequent to September 30, 1997, the Company entered into a limited partnership agreement with a capital contribution commitment of up to $12 million, to be funded over a six year period.

     At September 30, 1997, the Company had working capital of $86.9 million and a current ratio of 2.13 to 1. This compares to working capital of $95.3 million and a current ratio of 2.24 to 1 at December 31, 1996.

     The Company from time to time considers acquisitions of broadcasting, newspaper and other properties when favorable investment opportunities are identified. Currently, the Company has no agreements to acquire additional properties. In the event an investment opportunity is identified, management expects that it would be able to arrange financing, if necessary, on terms and conditions satisfactory to the Company.

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


                                   PULITZER PUBLISHING COMPANY
                                           (Registrant)


Date:  November 12, 1997             /s/  Ronald H. Ridgway
                              ---------------------------------------------
                                           (Ronald H. Ridgway)
                                 Director; Senior Vice-President-Finance
                                    (on behalf of the Registrant and
                                     as principal financial officer)

                              EXHIBIT INDEX


    EXHIBIT NUMBER                                  TITLE OR DESCRIPTION


    27                                              Financial Data Schedule