Form 10-K405
period 1997-12-31
PULITZER PUBLISHING CO
filed 1998-03-27
CIK 805357

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K
                           -------------------------

   (MARK ONE)
      [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR
      [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM
-----------------------------------------------------------------------------
                                     TO
-----------------------------------------------------------------------------
                        COMMISSION FILE NUMBER 1-9329
                           -------------------------
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

                            Yes   X         No
                                 ---            ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $547,437,042 as of the close of business on March 20, 1998.

     The number of shares of Common Stock, $.01 par value, outstanding as of March 20, 1998 was 6,840,409.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be used in connection with its Annual Meeting of Stockholders to be held on June 3, 1998 are incorporated by reference into Part III of this Report.

     The registrant's fiscal year ends on the last Sunday of December in each year. For ease of presentation, the registrant has used December 31 as the fiscal year-end in this Annual Report. Except as otherwise stated, the information in this Report on Form 10-K is as of December 31, 1997.
================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company is engaged in newspaper publishing and television and radio broadcasting. Its newspaper operations consist of two major metropolitan dailies: the St. Louis Post-Dispatch (the "Post-Dispatch"), the only major daily newspaper serving the St. Louis metropolitan area; and The Arizona Daily Star (the "Star"), serving the Tucson metropolitan area. In addition, the Company's Pulitzer Community Newspaper group includes 13 dailies which serve smaller markets, primarily in the West and Midwest. The Company's broadcasting operations consist of nine network-affiliated television stations located in Greenville, South Carolina; New Orleans, Louisiana; Lancaster, Pennsylvania; Winston-Salem, North Carolina; Albuquerque, New Mexico; Louisville, Kentucky; Omaha, Nebraska; Daytona Beach/Orlando, Florida and Des Moines, Iowa; and five radio stations located in Phoenix, Arizona; Eden, North Carolina; and Louisville, Kentucky.

     The Pulitzer Publishing Company was founded by the first Joseph Pulitzer in 1878 to publish the original St. Louis Post-Dispatch and has operated continuously since that time under the direction of the Pulitzer family. Michael
E. Pulitzer, a grandson of the founder, currently serves as Chairman of the Board, President and Chief Executive Officer of the Company.

     The following table sets forth certain historical financial information regarding the Company's two business segments, publishing and broadcasting, for the periods and at the dates indicated. Comparability of publishing segment amounts is affected by the acquisition of the Company's Pulitzer Community Newspaper group on July 1, 1996 (See "-- Publishing -- Pulitzer Community Newspapers, Inc.") and the sale of a Chicago publishing subsidiary on December 22, 1994. (See "-- Publishing -- Chicago Publications.") Comparability of broadcasting segment amounts is affected by the acquisitions of WESH-TV and KCCI-TV on June 30, 1993 and September 9, 1993, respectively.

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1997       1996       1995       1994       1993
                                              ----       ----       ----       ----       ----
                                                               (IN THOUSANDS)
Operating revenues -- net:
  Publishing..............................  $357,969   $309,096   $269,388   $304,779   $290,146
  Broadcasting............................   227,016    224,992    202,939    180,800    136,839
                                            --------   --------   --------   --------   --------
  Total...................................  $584,985   $534,088   $472,327   $485,579   $426,985
                                            ========   ========   ========   ========   ========
Operating income (loss):
  Publishing..............................  $ 47,544   $ 32,577   $ 25,393   $ 30,486   $ 23,702
  Broadcasting............................    82,180     83,246     65,939     47,963     27,947
  Corporate...............................    (6,007)    (5,532)    (4,666)    (3,871)    (3,692)
                                            --------   --------   --------   --------   --------
  Total...................................  $123,717   $110,291   $ 86,666   $ 74,578   $ 47,957
                                            ========   ========   ========   ========   ========
Depreciation and amortization:
  Publishing..............................  $ 13,007   $  8,660   $  4,307   $  6,128   $  6,938
  Broadcasting............................    23,447     22,442     22,843     24,358     16,854
                                            --------   --------   --------   --------   --------
  Total...................................  $ 36,454   $ 31,102   $ 27,150   $ 30,486   $ 23,792
                                            ========   ========   ========   ========   ========
Operating margins (operating income to revenues)
  Publishing(1)...........................      18.7%      15.1%      14.1%      14.8%      11.8%
  Broadcasting............................      36.2%      37.0%      32.5%      26.5%      20.4%
Assets:
  Publishing..............................  $364,360   $351,685   $141,441   $136,818   $156,398
  Broadcasting............................   255,847    259,114    253,252    254,410    270,250
  Corporate...............................    62,749     73,052    100,380     77,084     34,970
                                            --------   --------   --------   --------   --------
  Total...................................  $682,956   $683,851   $495,073   $468,312   $461,618
                                            ========   ========   ========   ========   ========

-------------------------
(1) Operating margins for publishing are stated with St. Louis Agency adjustment (which is recorded as an operating expense for financial reporting purposes) added back to publishing operating income. See "-- Publishing -- Agency Agreements."

OPERATING STRATEGY

     Pulitzer's long-term operating strategy for its media assets is to maximize each property's growth and profitability through maintenance of editorial excellence, leadership in locally-responsive news, and prudent control of costs. Management believes that editorial excellence and leadership in locally-responsive news will, over the long-term, allow Pulitzer to maximize its revenue share in each of its respective markets. Experienced local managers implement the Company's strategy in each media market, with centralized Pulitzer management providing oversight and guidance in all areas of planning and operations.

     In addition to internal growth, Pulitzer selectively acquires media properties which the Company believes are consistent with its operating strategy and present attractive investment opportunities. Although the Company has no agreements to acquire additional properties, management believes that the Company's strong cash flow and conservative capital structure, among other factors, will enable the Company to pursue additional acquisitions as opportunities arise. The Company is currently exploring potential strategic alternatives relating to its broadcasting division, including the potential sale of that division, among other possibilities. However, at this point the Company has not entered into any agreement, and there can be no assurance that any agreement will be reached. The Company decided to explore potential alternatives for the broadcasting business for various strategic and financial reasons, including the current strength of and consolidation in the radio and television market. The Company intends to continue to own and operate its newspaper properties.

     Pulitzer believes that cost controls are an important tool in the management of media properties which are subject to significant fluctuations in advertising volume. The Company believes that prudent control of costs permits it to respond quickly when positive operating conditions offer opportunities to expand market share and profitability and, alternatively, when deteriorating operating conditions require cost reductions to protect profitability. The Company aggressively employs production technology in all of its media operations in order to minimize production costs and produce the most attractive and timely news product for its readers, viewers and listeners.

     Pulitzer's media operations are geographically diverse, placing the Company in the Midwest, Southwest, West, Southeast, and Northeast regions of the United States. Due to the close relationship between economic activity and advertising volume, the Company believes that geographic diversity provides the Company with valuable protection from regional economic variances.

PUBLISHING

     The Company intends to continue the tradition of reporting and editorial excellence that has resulted in 17 Pulitzer Prizes* over the years. In addition, management continues to seek ways to leverage its newspaper assets, such as electronic publishing, voice services delivered by phone, electronic dissemination of information via the world wide web/Internet and alternative newspaper delivery systems to provide advertisers with either targeted or total market coverage.

     The Company publishes two major metropolitan daily newspapers, the St. Louis-Dispatch and The Arizona Daily Star. Both daily newspapers have weekly total market coverage sections to provide advertisers with market saturation. In addition, both newspapers also offer an electronic news, information and communication web site on the Internet. Full access to these "electronic publication" web sites, as well as full Internet access, is provided on a subscription basis. The Star's service, StarNet (www.azstarnet.com), began operations in May, 1995 and had approximately 10,300 subscribers at December 31, 1997. The service provided by the Post-Dispatch, POSTnet (www.stlnet.com), started in January 1996 and had approximately 10,500 subscribers as of December 31, 1997.

     The Company also owns a group of 13 daily community newspapers (Pulitzer Community Newspapers, Inc.) that have a combined average daily circulation of approximately 165,000. The smaller markets served by these newspapers and their locations provide the Company with further diversification and participation in several higher growth areas of the western United States. Although smaller in size than the Company's two metropolitan dailies, a strong focus on local reporting and editorial excellence is also considered the key to long-term success in these markets.

-------------------------

* Pulitzer Prizes are awarded annually at Columbia University by the Pulitzer Prize Board, an independent entity affiliated with the Columbia University School of Journalism, founded by the first Joseph Pulitzer.

     The Company's publishing revenues are derived primarily from advertising and circulation, averaging approximately 87 percent of total publishing revenue over the last five years. Advertising rates and rate structures and resulting revenues vary among publications based, among other things, on circulation, type of advertising, local market conditions and competition. The following table provides a breakdown of the Company's publishing revenues for the past five years. Comparability is affected by the acquisition of the Company's Pulitzer Community Newspaper group on July 1, 1996 (See "-- Publishing -- Pulitzer Community Newspapers, Inc.") and the sale of a Chicago publishing subsidiary on December 22, 1994. (See "-- Publishing -- Chicago Publications.")

                                                           YEARS ENDED DECEMBER 31,
                                       ----------------------------------------------------------------
                                         1997          1996          1995          1994          1993
                                         ----          ----          ----          ----          ----
                                                                (IN THOUSANDS)
Advertising:
  Retail.............................  $107,916      $ 91,373      $ 78,362      $ 88,450      $ 85,860
  General............................    10,466        10,123         7,645         7,830         7,154
  Classified.........................   109,435        90,443        75,925        84,738        75,670
                                       --------      --------      --------      --------      --------
          Total......................   227,817       191,939       161,932       181,018       168,684
Circulation..........................    87,611        81,434        76,349        77,941        78,661
Other................................    42,541        35,723        31,107        45,820        42,801
                                       --------      --------      --------      --------      --------
          Total......................  $357,969      $309,096      $269,388      $304,779      $290,146
                                       ========      ========      ========      ========      ========

ST. LOUIS POST-DISPATCH

     Founded in 1878 by the first Joseph Pulitzer, the Post-Dispatch has a long history of reporting and editorial excellence and innovation in newspaper publishing under the direction of the Pulitzer family. The Post-Dispatch is a morning daily and Sunday newspaper serving primarily the greater St. Louis metropolitan area. St. Louis is currently the 17th largest metropolitan statistical area in the United States with a population of approximately 2.6 million (Source: Claritas, Inc.).

     Based on Audit Bureau of Circulations ("ABC") Publisher's Statement and reports for the six-month period ended September 30, 1997, the market penetration (i.e., percentage of households reached) of the Post-Dispatch's daily and Sunday editions is 8th and 3rd, respectively, in the United States among major metropolitan newspapers. The newsstand price is $0.50 for the daily paper and $1.25 for the Sunday edition.

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

                                                              YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------
                                            1997          1996          1995          1994          1993
                                            ----          ----          ----          ----          ----
Post-Dispatch:
  Circulation(1):
     Daily (including Saturday).........   319,887       319,203       323,137       335,819       341,797
     Sunday.............................   530,442       540,434       545,882       555,488       564,761
Advertising lineage (in thousands of
  inches):
  Retail................................       841           819           880           912           913
  General...............................        91           101            75            75            62
  Classified............................     1,003         1,007         1,057         1,039           977
                                          --------      --------      --------      --------      --------
       Total............................     1,935         1,927         2,012         2,026         1,952
  Part run..............................       607           792           594           591           481
                                          --------      --------      --------      --------      --------
       Total inches.....................     2,542         2,719         2,606         2,617         2,433
                                          ========      ========      ========      ========      ========
Operating revenues (in thousands):
  Advertising...........................  $147,770      $137,054      $130,600      $125,704      $116,951
  Circulation...........................    63,216        63,858        64,862        61,207        62,345
  Other(2)..............................    24,276        23,231        24,404        23,490        22,387
                                          --------      --------      --------      --------      --------
       Total............................  $235,262      $224,143      $219,866      $210,401      $201,683
                                          ========      ========      ========      ========      ========

-------------------------
(1) Amounts for 1997 based on Company records for the twelve-month period ended September 30, 1997. All other years based on ABC Publisher's Statement for the twelve-month period ended September 30.

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

     The Post-Dispatch is distributed primarily through independent home delivery carriers and single copy dealers. Home delivery accounted for approximately 76 percent of circulation for the daily Post-Dispatch and approximately 55 percent of circulation for the Sunday edition during 1997.

THE ARIZONA DAILY STAR

     Founded in 1877, the Star is published in Tucson, Arizona, by the Company's wholly-owned subsidiary, Star Publishing Company. The Star, a morning and Sunday newspaper, and the Tucson Citizen (the "Citizen"), an afternoon newspaper owned by Gannett Co., Inc. ("Gannett"), are southern Arizona's leading dailies. The Star and the Citizen are published through an agency operation (the "Tucson Agency") and have a combined weekday circulation of approximately 140,000. Tucson is currently the 69th largest metropolitan statistical area in the United States with a population of approximately 781,000 (Source: Claritas, Inc.).

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

                                                             YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------------------
                                             1997         1996         1995         1994         1993
                                             ----         ----         ----         ----         ----
Circulation(1):
  Star daily..............................   96,106       96,198       97,134       98,050       96,926
  Citizen daily...........................   43,959       46,062       47,240       48,272       49,560
  Star Sunday.............................  175,660      178,820      180,170      179,652      175,321
Combined advertising (in thousands of
  inches):
  Full run (all zones)
     Retail...............................    1,587        1,499        1,565        1,565        1,675
     General..............................       51           45           49           50           45
     Classified...........................    1,713        1,684        1,682        1,608        1,462
                                            -------      -------      -------      -------      -------
       Total..............................    3,351        3,228        3,296        3,223        3,182
     Part run.............................      264          201          171          116           98
                                            -------      -------      -------      -------      -------
       Total inches.......................    3,615        3,429        3,467        3,339        3,280
                                            =======      =======      =======      =======      =======
Operating revenues (in thousands):
  Advertising.............................  $34,302      $31,765      $31,332      $28,459      $25,562
  Circulation.............................   11,023       11,194       11,487       11,434       11,065
  Other(2)................................    7,712        7,139        6,703        5,833        5,298
                                            -------      -------      -------      -------      -------
       Total..............................  $53,037      $50,098      $49,522      $45,726      $41,925
                                            =======      =======      =======      =======      =======

-------------------------
(1) Amounts for 1997 based on Company records for the 52 week period ended December 31. Amounts for 1995 based on ABC Publisher's Statement for the 53 week period ended December 31. All other years based on ABC Publisher's Statement for the 52 week period ended December 31.

(2) Primarily revenues from preprinted inserts.

     In 1997, the Star's daily edition accounted for approximately 69 percent of the combined daily circulation of the Tucson Agency publications. The Star's daily and Sunday editions accounted for approximately 60 percent of the agency's total advertising linage.

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

PULITZER COMMUNITY NEWSPAPERS, INC.

     On July 1, 1996, the Company acquired for approximately $216 million all the stock of Scripps League Newspapers, Inc. (subsequently renamed Pulitzer Community Newspapers, Inc. ("PCN")), a privately owned publisher of community newspapers which serve smaller markets, primarily in the West and Midwest. The PCN group includes 13 daily newspapers which publish morning or afternoon editions during the week and, generally, morning editions on the weekend. Home delivery through independent contract carriers accounts for the significant portion of each newspaper's circulation. With circulations ranging from approximately 8,000 to 33,000, the ten largest daily circulation newspapers in the PCN group are:

                  The Daily Herald...............................Provo, Utah
                  The Arizona Daily Sun...................Flagstaff, Arizona
                  The Napa Valley Register..................Napa, California
                  Santa Maria Times..................Santa Maria, California
                  The Daily Chronicle.......................DeKalb, Illinois
                  The Garden Island............................Lihue, Hawaii
                  The Hanford Sentinel...................Hanford, California
                  The World.................................Coos Bay, Oregon
                  The Daily Journal.....................Park Hills, Missouri
                  The Haverhill Gazette.............Haverhill, Massachusetts

     For the year ended December 31, 1997, PCN had consolidated operating revenues of approximately $69.7 million, of which advertising, preprints and circulation accounted for approximately 66 percent, 12 percent and 19 percent, respectively. For the six-month period ended December 31, 1996, PCN had consolidated operating revenues of approximately $34.9 million, of which advertising, preprints and circulation accounted for approximately 67 percent, 11 percent and 18 percent, respectively.

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

     The Company's 1994 consolidated and publishing segment operating results included substantially a full year of the subsidiary's operations. During 1994, advertising, preprints, circulation and contract printing accounted for approximately 55 percent, 4 percent, 11 percent and 28 percent, respectively, of the subsidiary's total operating revenues of $48.7 million. The sale did not have a significant impact on the Company's 1995 earnings results.

AGENCY AGREEMENTS

     Newspapers in approximately 17 cities operate under joint operating or agency agreements. Agency agreements generally provide for newspapers servicing the same market to share certain printing and other facilities and to pool certain revenues and expenses in order to decrease aggregate expenses and thereby allow the continuing operation of multiple newspapers serving the same market. The Newspaper Preservation Act of 1970 permits joint operating agreements between newspapers under certain circumstances without violation of the Federal antitrust laws.

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

     The consolidated financial statements of the Company include all the operating revenues and expenses of the St. Louis Agency. An agency adjustment is provided as an operating expense which reflects that portion of the operating income of the St. Louis Agency allocated to the Herald Company. Under the St. Louis Agency Agreement, for fiscal 1997, 1996, 1995, 1994, and 1993, the Company paid the Herald Company $19,450,000, $13,972,000, $12,502,000, $14,706,000, and
$10,660,000, respectively, for the Herald Company's share of the operating income of the St. Louis Agency. As a result of such agency adjustment, the Company is, and during, the term of the St. Louis Agency will continue to be, entitled to half the profits (as defined) from the operations of the St. Louis Agency, the amount of which cannot be determined until the end of each fiscal year.

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

     TNI Partners has a one-year contract, expiring December 31, 1998, with Tucson Graphic Communications Union Local No. 212, covering certain pressroom employees.

RAW MATERIALS

     The publishing segment's results are significantly impacted by the cost of newsprint which accounted for approximately 20 percent of the segment's total 1997 operating expenses. During 1997, the Company used approximately 100,900 metric tons of newsprint in its production process at a total cost of approximately $56.8 million. Consumption at the Post-Dispatch represented approximately 72,600 metric tons of the Company's total newsprint usage in 1997. In the last five years, the Company's average cost per ton of newsprint has varied from a low of $452 per metric ton in 1994 to a high of $675 per metric ton in 1995. During the first three quarters of 1997, the Company benefited from newsprint prices at levels below the prior year. However, current year price increases pushed the company's fourth quarter average cost per metric ton above the comparable prior year cost. During the first quarter of 1998, the Company's average cost per metric ton for newsprint has been in the range of $600. The Company has been informed by some of its suppliers of a plan to increase the price of newsprint by approximately $40 per metric ton during the second quarter of 1998.

     The Post-Dispatch obtains the newsprint necessary for its operations from five separate mills, three of which are located in Canada and two in the United States. The Post-Dispatch has guaranteed the future supply of certain volume levels through long-term agreements with two of its newsprint suppliers. The Company believes that the absence of long-term agreements with the remaining three newsprint suppliers will not affect the Company's ability to obtain newsprint at competitive prices.

     The Company acquired five newsprint contracts with the purchase of the Company's Pulitzer Community Newspaper group in 1996. Combined with the tonnage purchased for the Post-Dispatch, the Company has been able to leverage its pricing power to obtain the best price available for its new community newspaper group, and to assure adequate supplies for all locations.

     TNI Partners obtains the newsprint necessary for the Tucson Agency's operations pursuant to an arrangement with Gannett, the owner of the Citizen. Gannett purchases newsprint on behalf of TNI Partners under various contractual arrangements and agreements. Newsprint is also purchased on the spot market.

BROADCASTING

     The Company's broadcasting operations currently consist of the ownership and operation of eight network-affiliated VHF television stations, one network-affiliated UHF television station, two satellite network television stations rebroadcasting KOAT, four AM radio stations and one FM radio station. The Company has diversified its revenues by purchasing properties in different geographic regions of the United States, thus insulating itself, somewhat, from regional economic downturns. The local management of each of the Company's broadcasting properties is partially compensated based on the cash flow performance of its respective station. Senior management believes that the success of a local television station is driven by strong local news programming, and that the Company has developed a particular strength in local news programming. As is the case with all Company operations, there is major emphasis on cost control in the broadcasting segment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Events."

TELEVISION

     The following table sets forth certain information concerning the television stations which the Company owns and the markets in which they operate.

                                                                                     COMMERCIAL
                                                     DMA-TV                           STATIONS               EXPIRATION
                                                   HOUSEHOLDS     DMA       LOCAL    OPERATING                DATE OF
                            CALL       NETWORK         IN       NATIONAL   MARKET        IN         DATE        FCC
   STATION AND MARKET      LETTERS   AFFILIATION   MARKET(1)    RANK(2)    RANK(3)   MARKET(3)    ACQUIRED    LICENSE
   ------------------      -------   -----------   ----------   --------   -------   ----------   --------   ----------
VHF STATIONS(4):
Greenville/Spartanburg/
  Asheville, SC/NC.......  WYFF      NBC             717,510       35         2           8        2/28/83    12/01/04
New Orleans, LA..........  WDSU      NBC             622,760       41         2           8       12/14/89     6/01/05
Harrisburg/Lancaster/
  Lebanon/York, PA.......  WGAL      NBC             588,310       45         1           7        8/13/79     8/01/99
Greensboro/
  Winston-Salem/ High
  Point, NC..............  WXII      NBC             577,070       46         2           8        2/28/83    12/01/04
Daytona Beach/Orlando/
  Melbourne, FL..........  WESH      NBC           1,041,380       22         2          11        6/30/93     2/01/05
Albuquerque, NM(5).......  KOAT      ABC             560,130       48         1          12         6/1/69    10/01/98
Omaha, NE................  KETV      ABC             370,560       74         1           5        4/15/76     6/01/98
Des Moines, IA...........  KCCI      CBS             383,460       69         1           4         9/9/93     2/01/06
UHF STATIONS(4):
Louisville, KY...........  WLKY      CBS             554,240       50         1           7        6/23/83     8/01/05

-------------------------
(1) Based upon the Designated Market Area ("DMA") for the station as reported in the November, 1997 Nielsen Station Index ("NSI"). DMA is a geographic area defined as all counties in which the local stations receive a preponderance of total viewing hours. DMA data is a primary factor in determining television advertising rates.

(2) National DMA rank for each market as reported in the November, 1997 NSI.

(3) Based on November, 1997 NSI audience estimates, 7:00 am-1:00 am, Sunday-Saturday. The number of commercial stations operating in market does not include public broadcasting stations, satellite stations or translators which rebroadcast signals from distant stations.

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

(5) The Company is also the licensee of KOVT, a satellite TV station licensed to Silver City, New Mexico and KOCT, a satellite TV station licensed to Carlsbad, New Mexico. The Company is the holder of a construction permit to build a satellite TV station, KOFT, in Gallup, New Mexico. On January 15, 1998, the FCC granted an application filed by Pulitzer requesting that the community of license of KOFT be changed from Gallup to Farmington, New Mexico. In February 1998, KOB-TV, L.L.C. filed a petition with the FCC requesting reconsideration of the grant of the Farmington application.

     Average audience share, number of stations serving the market and market rank for each television station which the Company currently owns for the past five years are shown in the following table.

                                                                YEARS ENDED DECEMBER 31,
                       -----------------------------------------------------------------------------------------------------------
                              1997                  1996                  1995                  1994                  1993
                       -------------------   -------------------   -------------------   -------------------   -------------------
                                  STATIONS              STATIONS              STATIONS              STATIONS              STATIONS
                                  SERVING               SERVING               SERVING               SERVING               SERVING
                                  MARKET/               MARKET/               MARKET/               MARKET/               MARKET/
                       AVERAGE     LOCAL     AVERAGE     LOCAL     AVERAGE     LOCAL     AVERAGE     LOCAL     AVERAGE     LOCAL
                       AUDIENCE    MARKET    AUDIENCE    MARKET    AUDIENCE    MARKET    AUDIENCE    MARKET    AUDIENCE    MARKET
       STATION         SHARE(1)   RANK(2)    SHARE(1)   RANK(2)    SHARE(1)   RANK(2)    SHARE(1)   RANK(2)    SHARE(1)   RANK(2)
       -------         --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
WYFF.................     26%        8/2        28%        7/2        26%        7/1        27%        6/1        29%        6/2
WDSU.................     20         8/2        25         8/2        21         8/2        20         6/2        21         5/2
WGAL.................     38         7/1        38         7/1        37         7/1        36         7/1        36         7/1
WXII.................     22         8/2        24         8/2        25         7/2        23         7/3        26         7/3
WESH(3)..............     24        11/2        24        11/2        23        10/2        21        10/2        23         9/2
KOAT.................     30        12/1        29        12/1        32        12/1        30        11/1        32        10/1
KETV.................     28         5/1        27         5/1        31         5/1        27         4/1        29         4/1
KCCI(4)..............     40         4/1        38         4/1        37         4/1        41         4/1        35         4/1
WLKY(5)..............     28         7/1        25         6/2        24         6/3        28         6/3        29         5/1

-------------------------
(1) Represents the number of television households tuned to a specific station 9:00 am-Midnight, Sunday-Saturday, as a percentage of Station Total Households. Source: 1994-1997 data from February, May and November Nielsen Station Index ("NSI"). Schedules for 1993 include both NSI and Arbitron Ratings Audience Estimates information. NOTE: The Arbitron Company ceased to provide local television market reports in 1994.

(2) Stations serving market and local market rank data for 1994-1997 based on November NSI. Schedules for 1993 include both NSI and Arbitron Ratings Audience Estimates information.

(3) Acquired June 30, 1993.

(4) Acquired September 9, 1993.

(5) WLKY and WAVE (a competitor station) are tied for first place.

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

                                                              YEARS ENDED DECEMBER 31,
                                              --------------------------------------------------------
                                                1997        1996        1995        1994      1993(1)
                                                ----        ----        ----        ----      -------
                                                                   (IN THOUSANDS)
Local.....................................    $ 98,638    $ 99,465    $ 88,419    $ 82,463    $ 63,565
National spot.............................      92,907      91,395      80,760      76,925      52,869
Network...................................      17,841      16,788      17,096       6,557       5,840
Other.....................................       1,700       1,691       1,779       1,832       1,665
                                              --------    --------    --------    --------    --------
     Total(2).............................    $211,086    $209,339    $188,054    $167,777    $123,939
                                              ========    ========    ========    ========    ========

------------------------
(1) The Company acquired television stations WESH and KCCI on June 30, 1993 and September 9, 1993, respectively.

(2) Automotive advertising is significant and historically has represented approximately 22 to 25 percent of total broadcast revenues.

     The Company believes that its stations are particularly strong in local news programming, an important revenue source for network-affiliated stations. Advertising during local news programs accounted for approximately 35 to 50 percent of each station's total revenues in 1997.

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

RADIO

     The Company owns three radio stations serving the Phoenix, Arizona market:
KTAR (AM), KMVP (AM) and KKLT (FM). KMVP was acquired in an asset purchase transaction for approximately $5 million in December 1996. Phoenix is the 17th largest Metro Market in the United States, and the Phoenix Radio Metro Area is served by eleven AM and twenty-one FM radio stations. KTAR (AM) ranks second in the Phoenix market, KKLT (FM) ranks twelfth and KMVP (AM) ranks twenty-sixth, with 6.4 percent, 3 percent, and 0.5 percent average quarter hour market shares, respectively (source: Arbitron Radio Ratings Summary-Fall 1997). KTAR (AM) operates as a news/talk/sports radio station while KKLT (FM) has an adult contemporary music format. KMVP (AM) began airing an "all sports" information format in February 1997. The FCC licenses for KTAR (AM), KMVP (AM) and KKLT (FM) expire on October 1, 2005.

     On June 16, 1997, the Company acquired the assets of WAVG, Louisville, Kentucky. The station's call letters were subsequently changed to WLKY (AM) and it currently operates as an all-news station. On August 23, 1997, the Company acquired the assets of WETR (AM), Eden, North Carolina and changed the call letters of the station to WXII (AM). On May 18, 1997, the FCC granted an application to change the city of license of WXII (AM) from Eden to Kernersville, North Carolina, and to permit the station to operate with 50 kilowatts during the daytime hours and 10 kilowatts at night. It is expected that WXII (AM) will operate as a news/sports station beginning in mid-1998. The FCC licenses for WXII (AM) and WLKY (AM) expire on December 1, 2003, and August 1, 2004, respectively.

     Advertising rates charged by a radio station are based primarily upon the number of homes in the station's primary market, the number of persons using radio in the area and the number of persons listening to the station. Advertising is sold by a national sales representative and by the stations' advertising sales personnel. The Company's radio stations manage their inventory of available advertising time in much the same manner as the television stations. Radio broadcasting net revenues during each of the past five years were as follows: 1997 -- $15,930,000; 1996 -- $15,653,000; 1995 -- $14,885,000;
1994 -- $13,023,000 and 1993 -- $12,900,000.

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

     The Company's radio stations compete for audience and advertising with other radio and television stations serving the same market area and with other print, advertising and entertainment media. The Company's radio stations compete for audience primarily on the basis of their broadcasting format.

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

     These changes in renewal procedures apply to renewal applications filed after May 1, 1995. The Company will file applications to renew the licenses of stations KOAT, Albuquerque, New Mexico, KOCT, Carlsbad, New Mexico, and KOVT, Silver City, New Mexico on June 1, 1998. There is currently pending before the FCC an application to renew the license of KETV, Omaha, Nebraska.

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

CABLE CARRIAGE

     On March 11, 1993, the FCC adopted rules pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") concerning the mandatory signal carriage ("must carry") rights of commercial and noncommercial television stations that are local to the area serviced by a cable system and the requirement prohibiting cable operators and other multichannel video programming providers from carrying television stations without obtaining their consent in some circumstances ("retransmission consent"). On March 31, 1997, the Supreme Count upheld the constitutionality of the must-carry provisions of the 1992 Cable Act. The Supreme Court decision did not expressly address the issue of must-carry of digital television ("DTV") signals. While the FCC has not decided whether to adopt must carry rules for DTV broadcasting, it has announced that this issue will be addressed in a future rulemaking proceeding. On June 13, 1997, Malrite Communications Group filed a petition with the FCC seeking to modify the "must carry" rules to require cable systems to adopt "appropriate" digital technologies, i.e., technologies compatible with broadcast DTV standards. On February 17, 1998, the FCC decided not to address the Malrite's request separate from a separate rulemaking proceeding on DTV must carry, and the FCC affirmed its intention to issue a Notice of Proposed Rulemaking on DTV must carry.

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

     One such change authorizes local telephone companies to provide video programming to subscribers in their local telephone service areas either as cable operators or over their own networks known as "open video systems." The new law provides that a telephone company offering video programming will be regulated according to the method of delivering programming. However, under the law, whether the telephone company operates as a cable operator or an open video system operator, it will be subject to must carry and retransmission consent obligations and the Commission's rules on sports exclusivity, network nonduplication, and syndicated exclusivity. In addition, the Telecommunications Act requires the FCC to adopt certain additional safeguards for broadcasters which forbid a telephone company that provides video programming from discriminating against broadcasters in favor of an affiliated programmer in subscriber communications and placement on any on-screen program guide or menu. Furthermore, a telephone company video provider must ensure that broadcasters and other copyright holders are able to identify their programming, and if such identifying information is carried as part of the programming signal, the telephone company must transmit it without alteration.

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

     The Telecommunications Act required that if the FCC issued licenses for Digital Television (DTV) services, only incumbent broadcast licensees and construction permit holders will be eligible initially for these licenses. Also, the Telecommunications Act authorized the Commission to adopt regulations that permit broadcasters to use such digital DTV spectrum for ancillary or supplementary services, provided that such secondary services may not impair the quality of the DTV signal and such services would be subject to a fee payable to the U.S. Treasury. The Balanced Budget Act of 1997 (the "1997 Budget Act") directed the FCC to reclaim the analog spectrum from existing television stations by December 31, 2006, subject to the grant of an extension of that date to a station under a number of specific circumstances set forth in the statute.

     On April 21, 1997, the FCC issued initial DTV channel assignments and licenses simultaneously to all eligible full-power television licensees and issued related policies and rules. On February 17, 1998, the FCC declined to reconsider the decision to grant initial DTV channel assignments and licenses simultaneously to all eligible television licensees, but made adjustments in the DTV channel assignments and related rules to address various Petitions for Reconsideration and new test data on DTV interference characteristics. These adjustments include revisions to the plan for recovery of spectrum after the analog-to-digital transition is completed so that the spectrum available for DTV broadcasting after the transition will include channels 2-6; increases in authorized transmission power for UHF DTV stations; adoption of a de minimis interference standard; clarification of the rules and procedures for modifying initial DTV channel assignments and the DTV table of channel allotments; and adoption of additional guidelines and procedures regarding the displacement of low power television stations.

     These FCC decisions are highly advantageous for incumbent television station owners such as the Company. It ensures that the Company will not face competing applications from the general public as it applies for its DTV licenses in the future. However, licenses for DTV services issued to incumbent broadcast licensees or permittees must be preconditioned with a requirement that either the new DTV channel or the original broadcast channel be surrendered to the FCC for reallocation or reassignment at the end of a transition period. Most incumbent television stations, including all of the Company's stations, will have the option of utilizing their current (NTSC) channels for DTV after the transition.

     The new FCC rules require television stations affiliated with ABC, CBS, FOX and NBC to construct digital facilities in the ten largest television markets by May 1, 1999. Other stations affiliated with ABC, CBS, FOX and NBC in the top 30 television markets must construct DTV facilities by November 1, 1999. All other commercial stations must construct DTV facilities by May 1, 2002. Noncommercial stations must construct their DTV facilities by May 1, 2003. In June, 1997, the Company applied for DTV construction permits for stations WESH, Daytona Beach, Florida; KOAT, Albuquerque, New Mexico; KETV, Omaha, Nebraska; and KCCI, Des Moines, Iowa. These applications request slight modifications of the initial DTV channel assignments to provide added coverage permitted under the new rules. The FCC issued public notice of these applications on June 27, 1997, and they remain pending.

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

EMPLOYEES

     At December 31, 1997, the Company had approximately 3,500 full-time employees, of whom approximately 2,200 were engaged in publishing and 1,300 in broadcasting. In St. Louis, a majority of the approximately 1,200 full-time employees engaged in publishing are represented by unions. In addition, certain employees of the broadcasting segment, PCN and TNI Partners are represented by unions. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

     The corporate headquarters of the Company is located at 900 North Tucker Boulevard, Saint Louis, Missouri. The general character, location and approximate size of the principal physical properties used by the Company at December 31, 1997, are set forth below. Leases on the properties indicated as leased by the Company expire at various dates through July 2012.

     The Company believes that all of its owned and leased properties are in good condition, well maintained and adequate for its current and immediately foreseeable operating needs. The Company, however, currently has a building project in process to address the long-term operating requirements of its Louisville broadcasting property.

                                                                APPROXIMATE AREA IN
                                                                    SQUARE FEET
                     GENERAL CHARACTER                          --------------------
                        OF PROPERTY                              OWNED       LEASED
                     -----------------                           -----       ------
Publishing:
  Printing plants, business and editorial offices, and
     warehouse space located in:
     St. Louis, Missouri(1).................................    579,500     138,700
     St. Louis, Missouri....................................                  5,600
     Tucson, Arizona(2).....................................    265,000      41,800
     Washington, D.C........................................                  2,250
     Provo, Utah............................................     22,900
     Flagstaff, Arizona.....................................     23,200
     DeKalb, Illinois.......................................     15,900
     Santa Maria, California................................     20,800
     Napa, California.......................................     21,000
     Hanford, California....................................     16,500       3,600
     Lihue, Hawaii..........................................      8,500      20,900
     Coos Bay, Oregon.......................................     15,200
     Park Hills, Missouri...................................      9,100
     Haverhill, Massachusetts...............................     24,500
     Rhinelander, Wisconsin.................................      6,400
     Hamilton, Montana......................................      2,900
     Petaluma, California...................................      9,000
     Farmington, Missouri...................................     11,800
     Fredericktown, Missouri................................      1,800         650
Broadcasting:
  Business offices, studios, garages and transmitters
     located in:
     St. Louis, Missouri....................................                  5,300
     Albuquerque, New Mexico................................     39,700       9,200
     Omaha, Nebraska........................................     37,900         600
     Lancaster, Pennsylvania................................     55,200       2,200
     Winston-Salem, North Carolina..........................     41,100         600
     Greenville, South Carolina.............................     53,600       2,300
     Louisville, Kentucky...................................     22,500
     New Orleans, Louisiana.................................     50,500
     Phoenix, Arizona.......................................     23,500
     Orlando, Florida.......................................     61,300       1,300
     Daytona Beach, Florida.................................     28,100
     Des Moines, Iowa.......................................     53,350

-------------------------
(1) Property is subject to the provisions of the St. Louis Agency Agreement.

(2) The 265,000 square foot facility in Tucson, Arizona, is used in the production of the Star and the Citizen and is jointly owned with Gannett pursuant to the Tucson Agency.

ITEM 3. LITIGATION

     Subsequent to the Scripps League acquisition, Barry H. Scripps commenced an action against Edward W. Scripps, Betty Knight Scripps and Pulitzer Community Newspapers, Inc. Barry H. Scripps is the child of Edward W. Scripps and Betty Knight Scripps. Barry Scripps alleges that as a former minority shareholder and executive employee of Scripps League, the defendant Betty Knight Scripps formed and implemented a wrongful scheme to transfer the ownership of Scripps League outside the Scripps family in violation of the Scripps League corporate mission by (1) inducing the defendant Edward W. Scripps to breach their life-long promises to Barry Scripps to retain the ownership of Scripps League Newspapers in the family and ultimately turn over its management and control to Barry Scripps; (2) engineering an unlawful freeze-out of Barry Scripps as a minority shareholder from Scripps League and its subsidiaries; and (3) tortiously causing Scripps League to breach its promise to Barry Scripps of permanent employment. The claims asserted are for breach of promise against Edward W. Scripps and Betty Knight Scripps, breach of employment contract against Pulitzer Community Newspapers, Inc. as successor to Scripps League, interference with contract against Betty Knight Scripps, breach of fiduciary duty against Betty Knight Scripps, and promissory estoppel against Edward W. and Betty Knight Scripps. Barry Scripps seeks (1) money damages, together with interest and counsel fees in the amount to be proven at trial against Edward and Betty Scripps; (2) judgment rescinding each of the actions that Betty Knight Scripps caused to be taken that allegedly froze out Barry Scripps as a stockholder in Scripps League; and (3) damages against Pulitzer Community Newspapers, Inc. for loss of income plus interest and counsel fees in an amount to be proven at trial for breach of the purported employment agreement. The Sellers agreed to indemnify the Company and its affiliates, officers, directors, stockholders, employees, agents, successors and assigns at all times after the closing for any and all losses arising from Barry Scripps' claims. On January 8, 1997, the defendants filed their answers to the complaint in the Action. On January 11, 1997, the Court entered an order for entry of a Judgment Nisi dismissing the complaint for want of jurisdictional amount. The Court's judgment noted that the facts on which Barry Scripps relies to determine money damages present no reasonable likelihood that recovery will exceed $25,000.00, the Court's minimum jurisdictional amount, and that a final judgment of dismissal would be entered fourteen days from the entry of the Judgment Nisi, subject to the right of the parties to file written responses and request a further hearing. On January 29, 1997, Barry Scripps filed a written response opposing the Judgment Nisi and requested a hearing on the issues presented. On February 4, 1997, defendants filed their response in support of the entry of the Judgment Nisi. On March 26, 1997, the Court declined to enter an order granting the Judgment Nisi. On October 29, 1997, the defendants' motion for summary judgment was submitted to the Court. That motion is under consideration.

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

     At March 20, 1998, there were approximately 394 record holders of the Company's common stock and 2 record holders of its Class B common stock.

     The following table sets forth the range of high and low sales prices and dividends paid for each quarterly period in the past two years:

                      1997(2)                         HIGH     LOW     DIVIDEND(1)
                      -------                         ----     ---     -----------
First Quarter......................................  $50.63   $43.38     $0.1300
Second Quarter.....................................   54.25    40.88      0.1300
Third Quarter......................................   57.50    49.75      0.1300
Fourth Quarter.....................................   63.31    51.81      0.1300

                      1996(2)                         HIGH     LOW     DIVIDEND(1)
                      -------                         ----     ---     -----------
First Quarter......................................  $39.00   $33.38     $0.1125
Second Quarter.....................................   45.19    39.00      0.1125
Third Quarter......................................   45.56    38.72      0.1125
Fourth Quarter.....................................   49.63    42.75      0.1200

-------------------------
(1) In 1997 and 1996, the Company paid cash dividends of $0.5200 and $0.4575 respectively, per share of common stock and Class B common stock (see Note 5 of Notes to Consolidated Financial Statements for restrictions on dividends).

(2) The high and low sales prices and dividends per share have been restated for 1996 to reflect the impact of a four-for-three stock split, effected in the form of a 33 1/3 percent common and Class B common stock dividend, declared by the Company's Board of Directors on September 12, 1996.

ITEM 6. SELECTED FINANCIAL DATA

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1997       1996       1995       1994       1993
                                              ----       ----       ----       ----       ----
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating Revenues -- net.................  $584,985   $534,088   $472,327   $485,579   $426,985
                                            --------   --------   --------   --------   --------
Operating Expenses:
  Operations..............................   214,935    205,885    190,013    191,570    180,998
  Selling, general and administrative.....   190,429    172,838    155,996    174,239    163,578
  St. Louis Agency adjustment.............    19,450     13,972     12,502     14,706     10,660
  Depreciation and amortization...........    36,454     31,102     27,150     30,486     23,792
                                            --------   --------   --------   --------   --------
     Total operating expenses.............   461,268    423,797    385,661    411,001    379,028
                                            --------   --------   --------   --------   --------
Operating income..........................   123,717    110,291     86,666     74,578     47,957
Interest income...........................     4,652      4,522      5,203      1,971      1,090
Interest expense..........................   (16,081)   (13,592)   (10,171)   (12,009)    (9,823)
Gain on sale of publishing property.......                                      2,791
Net other expense.........................    (1,203)    (5,449)    (2,330)    (1,461)    (1,011)
                                            --------   --------   --------   --------   --------
Income before provision for income taxes
  and cumulative effects of changes in
  accounting principles...................   111,085     95,772     79,368     65,870     38,213
Provision for income taxes................    45,057     38,272     30,046     25,960     15,260
                                            --------   --------   --------   --------   --------
Income before cumulative effects of
  changes in accounting principles........    66,028     57,500     49,322     39,910     22,953
Cumulative effects of changes in
  accounting principles, net of applicable
  income taxes............................                                       (719)       360
                                            --------   --------   --------   --------   --------
Net income................................  $ 66,028   $ 57,500   $ 49,322   $ 39,191   $ 23,313
                                            ========   ========   ========   ========   ========
Basic Earnings Per Share of Stock:
  Earnings (loss) per share of stock:(1)
       Income before cumulative effects of
          changes in accounting
          principles......................  $   2.99   $   2.62   $   2.26   $   1.84   $   1.13
       Cumulative effects of changes in
          accounting principles...........                                      (0.03)      0.02
                                            --------   --------   --------   --------   --------
Basic Earnings Per Share..................  $   2.99   $   2.62   $   2.26   $   1.81   $   1.15
                                            ========   ========   ========   ========   ========
Weighted average number of shares
  outstanding -- Basic(1).................    22,110     21,926     21,800     21,655     20,371
                                            ========   ========   ========   ========   ========
Diluted Earnings Per Share of Stock:
  Earnings (loss) per share of stock:(1)
       Income before cumulative effects of
          changes in accounting
          principles......................  $   2.94   $   2.58   $   2.23   $   1.83   $   1.11
       Cumulative effects of changes in
          accounting principles...........                                      (0.03)      0.02
                                            --------   --------   --------   --------   --------
Diluted Earnings Per Share................  $   2.94   $   2.58   $   2.23   $   1.80   $   1.13
                                            ========   ========   ========   ========   ========
Weighted average number of shares
  outstanding -- Diluted(1)...............    22,452     22,273     22,097     21,822     20,609
                                            ========   ========   ========   ========   ========
Dividends per share of common and Class B
  Common stock(1).........................  $   0.52   $   0.46   $   0.41   $   0.35   $   0.32
                                            ========   ========   ========   ========   ========
OTHER DATA
Cash and cash equivalents.................  $ 62,749   $ 73,052   $100,380   $ 77,084   $ 34,970
Working capital...........................    99,322     95,330    128,853     96,729     60,688
Total assets(2)...........................   682,956    683,851    495,073    468,312    461,618
Long-term debt, less current
  maturities(3)...........................   172,705    235,410    114,500    128,750    161,920
Stockholders' equity(4)...................   310,777    249,937    198,771    155,019    122,143

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

(3) As of December 31, 1996, approximately $135 million of new long-term debt financing was outstanding related to the acquisition of Scripps League on July 1, 1996. As of December 31, 1993, approximately $118.6 million of new long-term debt financing was outstanding related to the acquisition of WESH and KCCI during 1993.

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

RECENT EVENTS

     The Company is currently exploring potential strategic alternatives relating to its broadcasting division, including the potential sale of that division, among other possibilities. However, at this point the Company has not entered into any agreement, and there can be no assurance that any agreement will be reached. The Company decided to explore potential alternatives for the broadcasting business for various strategic and financial reasons, including the current strength of and consolidation in the radio and television market. The Company intends to continue to own and operate its newspaper properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
1997 COMPARED WITH 1996

CONSOLIDATED

     Operating revenues for the year ended December 31, 1997 increased 9.5 percent to $585 million from $534.1 million in 1996. The revenue comparison was affected by the acquisition of Scripps League Newspapers, Inc. ("Scripps League" which was subsequently renamed Pulitzer Community Newspapers, Inc. ("PCN")) on July 1, 1996. On a comparable basis, excluding PCN from the first six months of 1997, consolidated revenues increased 3.2 percent. The increase reflected gains in both publishing and broadcasting revenues.

     Operating expenses, excluding the St. Louis Agency adjustment, were $441.8 million compared to $409.8 million in 1996, an increase of 7.8 percent. Prior year operating expenses included approximately $1.8 million of non-recurring costs related to the acquisition of Scripps League. On a comparable basis, excluding PCN from the first six months of 1997 and the non-recurring costs from 1996, operating expenses increased 1.4 percent. Major increases in comparable expenses were overall personnel costs of $10.9 million, circulation distribution expenses of $1.5 million and promotion expenses of $1.3 million. Partially offsetting these increases were declines in newsprint expense of $6.0 million and purchased supplements of $3.1 million.

     Operating income for fiscal 1997 increased 12.2 percent to $123.7 million from $110.3 million in 1996. On a comparable basis, excluding PCN from the first six months of 1997 and the non-recurring costs from 1996, operating income increased 5.6 percent. The 1997 increase reflected improvements in publishing segment profits.

     Interest expense increased $2.5 million in 1997 compared to 1996 due to higher average debt levels in 1997. The Company's average debt level for 1997 increased to $220 million from $186.9 million in the prior year due to new long-term borrowings related to the July 1, 1996 acquisition of Scripps League. The Company's average interest rate for 1997 was unchanged from the prior year rate of 7.3 percent.

     The effective income tax rate for 1997 increased to 40.6 percent from 40 percent in the prior year, due to an additional $2.1 million of nondeductible goodwill amortization related to the Scripps League acquisition. The Company expects its effective tax rate for 1998 to be similar to its 1997 rate.

     Net other expense (non-operating) decreased $4.2 million in 1997 compared to 1996. The decrease resulted from a 1996 non-recurring charge of approximately $2.7 million for the write-down in value of a joint venture investment and lower joint venture losses in 1997.

     For the year ended December 31, 1997, the Company reported net income of $66 million, or $2.99 per share, compared with net income of $57.5 million, or $2.62 per share, in the prior year. Comparability of the earnings results was affected by the joint venture write-off in 1996 ($1.6 million after-tax) and non-recurring costs related to the Scripps League acquisition ($1.1 million after-tax) in 1996. Excluding the non-recurring items from 1996, 1997 net income would have increased 9.5 percent to $66 million, or $2.99 per share, from $60.3 million, or $2.74 per share, for the prior year. The gain in net income reflected increased publishing profits, resulting primarily from higher advertising revenue and lower newsprint costs.

PUBLISHING

     Operating revenues from the Company's publishing segment for 1997 increased
15.8 percent to $358 million from $309.1 million in 1996. On a comparable basis, excluding PCN from the first six months of 1997, publishing revenues increased
4.9 percent. The comparable increase reflected higher advertising revenues in 1997.

     Newspaper advertising revenues, on a comparable basis, increased $13.8 million, or 7.2 percent, in 1997. A significant portion of the current year increase resulted from higher classified and retail advertising revenue at both the St. Louis Post-Dispatch ("Post-Dispatch") and The Arizona Daily Star ("Star"). Full run

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
advertising volume (linage in inches) increased 0.4 percent at the Post-Dispatch and 3.8 percent at Star for 1997. Varying rate increases were implemented at the Post-Dispatch and most of the Pulitzer Community Newspaper properties in the first quarter of 1997 while Star increased advertising rates in the fourth quarters of 1996 and 1997.

     Circulation revenues, on a comparable basis, decreased approximately $390,000, or 0.5 percent, in 1997. The decline reflected slight fluctuations in paid circulation and average rates at the Post-Dispatch and Star in 1997 compared to the prior year.

     Other publishing revenues, on a comparable basis, increased $1.8 million, or 5.1 percent, in 1997, resulting primarily from higher preprint revenue at the Post-Dispatch.

     Operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the publishing segment, excluding the St. Louis Agency adjustment, increased to $291 million in 1997 from $262.5 million in 1996, an increase of 10.8 percent. On a comparable basis, excluding PCN from the first six months of 1997 and the non-recurring costs from 1996, operating expenses increased 0.8 percent. Major increases in comparable expenses were overall personnel costs of $7.4 million, promotion expense of $1.6 million, and circulation distribution expenses of $1.5 million. Partially offsetting these increases were declines in newsprint expense of $6 million and purchased supplement costs of $3.1 million.

     Operating income from the Company's publishing activities increased 45.9 percent to $47.5 million in 1997 from $32.6 million in 1996. On a comparable basis, excluding PCN from the first six months of 1997 and the non-recurring costs from 1996, operating income from the publishing segment increased 22.7 percent. The increase resulted primarily from higher advertising revenues and lower newsprint costs.

     Fluctuations in the price of newsprint significantly impact the results of the Company's publishing segment, where newsprint expense accounts for approximately 20 percent of the segment's total operating costs. During the first three quarters of 1997, the publishing segment benefited from newsprint prices below prior year levels. However, as a result of 1997 price increases and declining prices in late 1996, the Company's 1997 fourth quarter newsprint expense increased over the comparable prior year period. For the full year of 1997, the Company's newsprint cost and metric tons consumed, after giving effect to the St. Louis Agency adjustment, were approximately $36.5 million and 64,600 tons respectively. During the first quarter of 1998, the Company's average cost per metric ton for newsprint has been in the range of $600, above prior year levels. In addition, the Company has been informed by some of its suppliers of a plan to increase the price of newsprint by approximately $40 per metric ton during the second quarter of 1998.

BROADCASTING

     Broadcasting operating revenues for 1997 increased 0.9 percent to $227 million from $225 million in 1996. For the year, a 1.6 percent increase in national spot advertising and a 6.1 percent increase in network compensation were partially offset by a 0.5 percent decline in local spot advertising. The modest increases in current year advertising revenues reflect the impact of decreased political advertising of approximately $12 million in 1997. In addition, the Company's five NBC affiliated television stations benefited from significant Olympic related advertising in the prior year third quarter.

     Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) increased 2.2 percent to $144.8 million in 1997 from $141.7 million in 1996. The increase was attributable to higher overall personnel costs of $3.2 million and higher depreciation and amortization of $1 million. These increases were partially offset by decreases in program rights costs of $493,000, promotion costs of $333,000 and license fees of $246,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
     Operating income from the broadcasting segment in 1997 decreased 1.3 percent to $82.2 million from $83.2 million in the prior year. The 1997 decrease reflected the modest overall revenue gain, resulting primarily from the effect of significant political and Olympic related advertising revenue in the prior year.

1996 COMPARED WITH 1995

CONSOLIDATED

     Operating revenues for the year ended December 31, 1996 increased 13.1 percent to $534.1 million from $472.3 million in 1995. The revenue comparison was affected by the acquisition of Scripps League Newspapers, Inc. ("Scripps League" which was subsequently renamed Pulitzer Community Newspapers, Inc. ("PCN")) on July 1, 1996. In addition, the revenue comparison was affected by an extra week of operations in 1995; fiscal 1995 contained 53 weeks, versus 52 weeks in fiscal 1996. On a comparable basis (i.e., excluding PCN from 1996 and the extra week from 1995), consolidated revenues increased 7.6 percent. The increase reflected gains in both broadcasting and publishing revenues.

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

     The Company's 1996 non-operating expenses included a non-recurring charge of approximately $2.7 million ($1.6 million after-tax) for the write-down in value of a joint venture investment.

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

LIQUIDITY AND CAPITAL RESOURCES

     Outstanding debt, inclusive of the short-term portion of long-term debt, as of December 31, 1997, was $185.4 million, compared with $250.1 million at December 31, 1996. The decrease in the outstanding debt

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

balance reflects the final repayment of $14.5 million under the Company's 8.8 percent Senior Note Agreement which matured in 1997 and the repayment of $50 million of credit agreement borrowings with The First National Bank of Chicago, as Agent, for a group of lenders ("FNBC"). Although, the FNBC credit agreement borrowings were repaid during 1997, the $50 million line of credit remains available to the Company through June, 2001. As of December 31, 1997, the Company's outstanding debt balance consists primarily of fixed-rate senior notes with The Prudential Insurance Company of America ("Prudential").

     The Company's Senior Note Agreements with Prudential and FNBC Credit Agreement require it to maintain certain financial ratios, place restrictions on the payment of dividends and prohibit new borrowings, except as permitted thereunder.

     As of December 31, 1997, commitments for capital expenditures were approximately $13.8 million, relating to normal capital equipment replacements and the cost of a building project at the Louisville broadcasting property. Commitments for film contracts and license fees as of December 31, 1997 were approximately $30 million. In addition, as of December 31, 1997, the Company had unfunded capital contribution commitments of approximately $13.9 million related to investments in three limited partnerships.

     At December 31, 1997, the Company had working capital of $99.3 million and a current ratio of 2.32 to 1. This compares to working capital of $95.3 million and a current ratio of 2.24 to 1 at December 31, 1996.

     The Company from time to time considers acquisitions of properties when favorable investment opportunities are identified. Currently, the Company has no agreements to acquire additional properties. In the event an investment opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to the Company.

     The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, film contract and license fees, working capital requirements, debt installments and dividend payments.

INFORMATION SYSTEMS AND THE YEAR 2000

     The Year 2000 Issue is the result of information systems being designed using two digits rather than four to define the applicable year. As the year 2000 approaches, such information systems may be unable to accurately process certain date-based information.

     In 1995, the Company initiated the process of preparing its information systems and applications for the Year 2000. For the Company, this process involves the replacement of aging hardware and software to address most of its Year 2000 issues. A significant portion of the Company's information systems were scheduled to be replaced during the next few years, regardless of the Year 2000 Issue. The Company plans to have substantially all of the system and application changes completed by March 31, 1999.

     The Company expects to incur internal staff costs as well as consulting and other expenditures to install new information systems and modify existing systems during the next twelve to fifteen months. The remaining cost of the Company's Year 2000 project is estimated at approximately $16.1 million, of which approximately $15.8 million represents the cost of new hardware and software to be capitalized. These expenditures have been considered in the Company's normal capital budgeting process and will be funded through operating cash flows. The remaining maintenance & modification costs (approximately $300,000) will be expensed as incurred.

DIGITAL TELEVISION

     The company is required to construct digital television facilities for its Orlando television station, WESH. The station must be broadcasting digitally by November 1, 1999 in order to comply with Federal Communications Commission ("FCC") rules. The deadline for constructing digital facilities at the remainder of the Company's television stations is May 1, 2002. The Company is currently considering available options to comply with the FCC's timetable and expects that capital expenditures required over the next several years to construct digital facilities will be funded through normal operating cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of Pulitzer Publishing Company and Subsidiaries are filed as part of this report. Supplementary unaudited data with respect to the quarterly results of operations of the Company are set forth in the Notes to Consolidated Financial Statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

     Independent Auditors' Report

     Statements of Consolidated Income for each of the Three Years in the Period
        Ended December 31, 1997

     Statements of Consolidated Financial Position at December 31, 1997 and 1996

     Statements of Consolidated Stockholders' Equity for each of the Three Years in the Period Ended December 31, 1997

     Statements of Consolidated Cash Flows for each of the Three Years in the Period Ended December 31, 1997

     Notes to Consolidated Financial Statements for the Three Years in the
        Period Ended December 31, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pulitzer Publishing Company:

     We have audited the accompanying statements of consolidated financial position of Pulitzer Publishing Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 6, 1998
(February 27, 1998 as to the last
paragraph of Note 3)

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

                                                                       YEARS ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                   1997          1996          1995
                                                                   ----          ----          ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING REVENUES -- NET:
  Publishing:
     Advertising............................................     $227,817      $191,939      $161,932
     Circulation............................................       87,611        81,434        76,349
     Other..................................................       42,541        35,723        31,107
  Broadcasting..............................................      227,016       224,992       202,939
                                                                 --------      --------      --------
          Total operating revenues..........................      584,985       534,088       472,327
                                                                 --------      --------      --------
OPERATING EXPENSES:
  Publishing operations.....................................      145,730       139,259       125,811
  Broadcasting operations...................................       69,205        66,626        64,202
  Selling, general and administrative.......................      190,429       172,838       155,996
  St. Louis Agency adjustment (Note 2)......................       19,450        13,972        12,502
  Depreciation and amortization.............................       36,454        31,102        27,150
                                                                 --------      --------      --------
          Total operating expenses..........................      461,268       423,797       385,661
                                                                 --------      --------      --------
  Operating income..........................................      123,717       110,291        86,666
  Interest income...........................................        4,652         4,522         5,203
  Interest expense..........................................      (16,081)      (13,592)      (10,171)
  Net other expense.........................................       (1,203)       (5,449)       (2,330)
                                                                 --------      --------      --------
INCOME BEFORE PROVISION FOR INCOME TAXES....................      111,085        95,772        79,368
PROVISION FOR INCOME TAXES (Note 8).........................       45,057        38,272        30,046
                                                                 --------      --------      --------
NET INCOME..................................................     $ 66,028      $ 57,500      $ 49,322
                                                                 ========      ========      ========
BASIC EARNINGS PER SHARE OF STOCK (Note 11):
  Earnings per share........................................        $2.99         $2.62         $2.26
                                                                 ========      ========      ========
  Weighted average number of shares outstanding.............       22,110        21,926        21,800
                                                                 ========      ========      ========
DILUTED EARNINGS PER SHARE OF STOCK (Note 11):
  Earnings per share........................................        $2.94         $2.58         $2.23
                                                                 ========      ========      ========
  Weighted average number of shares outstanding.............       22,452        22,273        22,097
                                                                 ========      ========      ========

          See accompanying notes to consolidated financial statements.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997        1996
                                                                ----        ----
                                                                 (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  62,749   $  73,052
  Trade accounts receivable (less allowance for doubtful
    accounts of $2,411 and $2,576)..........................     85,882      80,010
  Inventory.................................................      5,265       4,976
  Prepaid expenses and other................................     12,847       5,650
  Program rights............................................      7,866       8,452
                                                              ---------   ---------
      Total current assets..................................    174,609     172,140
                                                              ---------   ---------
PROPERTIES:
  Land......................................................     16,154      14,692
  Buildings.................................................     84,215      78,733
  Machinery and equipment...................................    225,113     209,854
  Construction in progress..................................      7,324       2,071
                                                              ---------   ---------
      Total.................................................    332,806     305,350
  Less accumulated depreciation.............................    170,992     149,418
                                                              ---------   ---------
      Properties -- net.....................................    161,814     155,932
                                                              ---------   ---------
INTANGIBLE AND OTHER ASSETS:
  Intangible assets -- net of applicable amortization (Notes
    3 and 4)................................................    287,617     298,305
  Receivable from The Herald Company (Notes 2 and 7)........     39,733      39,955
  Other.....................................................     19,183      17,519
                                                              ---------   ---------
      Total intangible and other assets.....................    346,533     355,779
                                                              ---------   ---------
         TOTAL..............................................  $ 682,956   $ 683,851
                                                              =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade accounts payable....................................  $  16,158   $  13,355
  Current portion of long-term debt (Note 5)................     12,705      14,705
  Salaries, wages and commissions...........................     15,232      14,897
  Income taxes payable......................................      3,070       1,267
  Program contracts payable.................................      7,907       8,916
  Interest payable..........................................      5,677       7,177
  Pension obligations (Note 6)..............................        348       2,123
  Acquisition payable.......................................      9,804       9,804
  Other.....................................................      4,386       4,566
                                                              ---------   ---------
      Total current liabilities.............................     75,287      76,810
                                                              ---------   ---------
LONG-TERM DEBT (Note 5).....................................    172,705     235,410
                                                              ---------   ---------
PENSION OBLIGATIONS (Note 6)................................     26,709      23,415
                                                              ---------   ---------
POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT OBLIGATIONS (Note
  7)........................................................     91,906      92,252
                                                              ---------   ---------
OTHER LONG-TERM LIABILITIES.................................      5,572       6,027
                                                              ---------   ---------
COMMITMENTS AND CONTINGENCIES (Note 12).....................
STOCKHOLDERS' EQUITY (Note 9):
  Preferred stock, $.01 par value; 25,000,000 shares
    authorized; issued and outstanding -- none..............
  Common stock, $.01 par value; 100,000,000 shares
    authorized; issued -- 6,797,895 in 1997 and 6,498,215 in
    1996....................................................         68          65
  Class B common stock, convertible, $.01 par value;
    50,000,000 shares authorized; issued -- 27,125,247 in
    1997 and 27,214,842 in 1996.............................        271         272
  Additional paid-in capital................................    135,542     129,173
  Retained earnings.........................................    362,828     308,283
                                                              ---------   ---------
      Total.................................................    498,709     437,793
  Treasury stock -- at cost; 24,660 and 22,811 shares of
    common stock in 1997 and 1996, respectively, and
    11,700,850 shares of Class B common stock in 1997 and
    1996....................................................   (187,932)   (187,856)
                                                              ---------   ---------
      Total stockholders' equity............................    310,777     249,937
                                                              ---------   ---------
         TOTAL..............................................  $ 682,956   $ 683,851
                                                              =========   =========

          See accompanying notes to consolidated financial statements.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         CLASS B   ADDITIONAL                              TOTAL
                                                COMMON   COMMON     PAID-IN     RETAINED   TREASURY    STOCKHOLDERS'
                                                STOCK     STOCK     CAPITAL     EARNINGS     STOCK        EQUITY
                                                ------   -------   ----------   --------   --------    -------------
                                                                           (IN THOUSANDS)
BALANCES AT JANUARY 1, 1995..................    $44      $206      $122,070    $220,322   $(187,623)    $155,019
  Issuance of common stock grants............                            218                                  218
  Common stock options exercised.............      2                   2,327                                2,329
  Conversion of Class B common stock to
    common stock.............................      1        (1)
  Tax benefit from stock options exercised...                            924                                  924
  Net income.................................                                     49,322                   49,322
  Cash dividends declared and paid $.41 per
    share of common and Class B common.......                                     (8,828)                  (8,828)
  Purchase of treasury stock.................                                                   (213)        (213)
                                                 ---      ----      --------    --------   ---------     --------
BALANCES AT DECEMBER 31, 1995................     47       205       125,539     260,816    (187,836)     198,771
  Issuance of common stock grants............                             76                                   76
  Common stock options exercised.............      1                   2,166                                2,167
  Conversion of Class B common stock to
    common stock.............................      1        (1)
  Tax benefit from stock options exercised...                          1,476                                1,476
  Net income.................................                                     57,500                   57,500
  Cash dividends declared and paid $.46 per
    share of common and Class B common.......                                    (10,033)                 (10,033)
  Purchase of treasury stock.................                                                    (20)         (20)
  Four for three stock split in the form of a
    33.3 percent stock dividend (Note 9).....     16        68           (84)
                                                 ---      ----      --------    --------   ---------     --------
BALANCES AT DECEMBER 31, 1996................     65       272       129,173     308,283    (187,856)     249,937
  Issuance of common stock grants............                             70                                   70
  Common stock options exercised.............      2                   3,297                                3,299
  Conversion of Class B common stock to
    common stock.............................      1        (1)
  Common stock issued under Employee Stock
    Purchase Plan............................                            322                                  322
  Tax benefit from stock options exercised...                          2,680                                2,680
  Net income.................................                                     66,028                   66,028
  Cash dividends declared and paid $.52 per
    share of common and Class B common.......                                    (11,483)                 (11,483)
  Purchase of treasury stock.................                                                    (76)         (76)
                                                 ---      ----      --------    --------   ---------     --------
BALANCES AT DECEMBER 31, 1997................    $68      $271      $135,542    $362,828   $(187,932)    $310,777
                                                 ===      ====      ========    ========   =========     ========

                                                                 COMMON STOCK                CLASS B COMMON STOCK
                                                            -----------------------         -----------------------
                                                                           HELD IN                         HELD IN
                                                            ISSUED         TREASURY         ISSUED         TREASURY
                                                            ------         --------         ------         --------
                                                                                (IN THOUSANDS)
SHARE ACTIVITY:
BALANCES AT JANUARY 1, 1995...............................  4,444            (11)           20,609          (8,776)
  Issuance of common stock grants.........................      6
  Common stock options exercised..........................    119
  Conversion of Class B common stock to common stock......    135                             (135)
  Purchase of treasury stock..............................                    (6)
                                                            -----            ---            ------         -------
BALANCES AT DECEMBER 31, 1995.............................  4,704            (17)           20,474          (8,776)
  Issuance of common stock grants.........................      2
  Common stock options exercised..........................    140
  Conversion of Class B common stock to common stock......     84                              (84)
  Four for three split in the form of a 33.3 percent stock
    dividend (Note 9).....................................  1,568             (6)            6,825          (2,925)
                                                            -----            ---            ------         -------
BALANCES AT DECEMBER 31, 1996.............................  6,498            (23)           27,215         (11,701)
  Issuance of common stock grants.........................      1
  Common stock options exercised..........................    202
  Conversion of Class B common stock to common stock......     90                              (90)
  Common stock issued under Employee Stock Purchase
    Plan..................................................      7
  Purchase of treasury stock..............................                    (2)
                                                            -----            ---            ------         -------
BALANCES AT DECEMBER 31, 1997.............................  6,798            (25)           27,125         (11,701)
                                                            =====            ===            ======         =======

          See accompanying notes to consolidated financial statements.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                                ----       ----       ----
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 66,028   $ 57,500   $ 49,322
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................    22,884     20,434     19,281
    Amortization of intangibles.............................    13,570     10,668      7,869
    Deferred income taxes...................................    (3,367)    (1,943)    (1,847)
    Gain on sale of assets..................................                 (421)
    Changes in assets and liabilities (net of the effects of
     the purchase and sale of properties) (Note 3) which
     provided (used) cash:
      Trade accounts receivable.............................    (5,872)    (9,737)    (1,581)
      Inventory.............................................      (289)     3,017     (3,121)
      Other assets..........................................    (3,766)     7,842      1,150
      Trade accounts payable and other liabilities..........     2,494      3,659      1,594
      Income taxes payable..................................     1,803       (239)    (3,713)
                                                              --------   --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    93,485     90,780     68,954
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (28,191)   (17,787)   (22,934)
  Purchase of publishing properties, net of cash acquired...             (203,306)
  Purchase of broadcast assets..............................    (3,141)    (5,187)
  Investment in joint ventures and limited partnerships.....    (4,792)    (2,983)    (3,637)
  Sale of assets, net of cash sold..........................                4,150
  (Increase) decrease in notes receivable...................     4,979     (4,904)     1,875
                                                              --------   --------   --------
NET CASH USED IN INVESTING ACTIVITIES.......................   (31,145)  (230,017)   (24,696)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..................              135,000
  Repayments on long-term debt..............................   (64,705)   (15,205)   (14,250)
  Dividends paid............................................   (11,483)   (10,033)    (8,828)
  Proceeds from exercise of stock options...................     3,299      2,167      2,329
  Proceeds from employee stock purchase plan................       322
  Purchase of treasury stock................................       (76)       (20)      (213)
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........   (72,643)   111,909    (20,962)
                                                              --------   --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........   (10,303)   (27,328)    23,296
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    73,052    100,380     77,084
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 62,749   $ 73,052   $100,380
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest paid...........................................  $ 17,469   $  9,716   $ 10,147
    Interest received.......................................    (4,574)    (4,872)    (4,805)
    Income taxes............................................    45,110     38,530     35,862
    Income tax refunds......................................    (1,108)      (195)    (1,280)
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITY:
  Increase (decrease) in minimum pension liability and
    related intangible asset (Notes 4 and 6)................  $    402   $ (1,059)  $   (227)

          See accompanying notes to consolidated financial statements.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation -- The consolidated financial statements include the accounts of Pulitzer Publishing Company (the "Company") and its subsidiary companies, all of which are wholly-owned. All significant intercompany transactions have been eliminated from the consolidated financial statements.

     Fiscal Year -- The Company's fiscal year ends on the last Sunday of the calendar year, which in 1995 resulted in a 14-week fourth quarter and a 53-week year. In 1997 and 1996, the fourth quarter was 13 weeks and the year was 52 weeks. For ease of presentation, the Company has used December 31 as the year-end.

     Cash Equivalents -- For purposes of reporting cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Inventory Valuation -- Inventory, which consists primarily of newsprint, is stated at the lower of cost (determined primarily using the last-in, first-out method) or market. If the first-in, first-out cost method had been used, inventory would have been $805,000 and $874,000 higher than reported at December 31, 1997 and 1996, respectively. Ink and other miscellaneous supplies are expensed as purchased.

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

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- CONTINUED

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

     Stock-Based Compensation Plans -- Effective January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, but are required to disclose pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting. The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption, whereas the disclosure requirements apply to all awards granted subsequent to December 31, 1994. The Company continues to recognize and measure compensation for its restricted stock and stock option plans in accordance with the existing provisions of APB 25.

     Earnings Per Share of Stock -- Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). This statement simplifies the standards for computing earnings per share ("EPS"), making them comparable to international standards, and supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share ("APB 15"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. The statement also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. As required by SFAS 128, diluted EPS has been computed for all prior periods presented to conform to the provisions of the new statement. Basic earnings per share under SFAS 128 for prior periods is the same as earnings per share previously reported by the Company under APB 15.

     Basic earnings per share of stock is computed using the weighted average number of Common and Class B shares outstanding during the applicable period, adjusted for the stock splits described in Note 9. Diluted earnings per share of stock is computed using the weighted average number of Common and Class B shares outstanding and common stock equivalents. (see Note 11)

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- CONTINUED

     Use of Management Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates.

     Reclassifications -- Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform with the 1997 presentation.

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

3. ACQUISITION AND DISPOSITION OF PROPERTIES

     During 1996, the Company acquired in a purchase transaction all of the stock of Scripps League Newspapers, Inc. ("Scripps League"), a privately owned publisher of community newspapers serving smaller markets, primarily in the West and Midwest. The purchase price of approximately $216 million (including acquisition costs) includes all of the operating assets of the newspapers, working capital of approximately $6 million and intangibles. The acquisition was financed by long-term borrowings of $135 million (see Note 5)

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- CONTINUED

and cash of approximately $81 million (approximately $69 million net of cash acquired). The results of the operations of Scripps League for the period subsequent to June 30, 1996 are included in the Company's Statements of Consolidated Income.

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

                                                                  DECEMBER 31,
                                                             ----------------------
                                                               1996         1995
                                                               ----         ----
                                                                  (UNAUDITED)
                                                             (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
Operating revenues -- net................................    $566,915     $536,803
Operating income.........................................    $113,660     $ 93,896
Net income...............................................    $ 54,519     $ 44,203
Earnings per share of stock:
  Basic earnings per share...............................    $   2.49     $   2.03
  Diluted earnings per share.............................    $   2.45     $   2.00

     In December 1996, the Company acquired in a purchase transaction the assets of an AM radio station in Phoenix, Arizona for approximately $5,187,000.

     On February 27, 1998, the Company announced that its Board of Directors decided to explore potential strategic alternatives relating to its broadcasting division, including the potential sale of that division, among other possibilities. However, the Company has not entered into any agreement, and there can be no assurance that any agreement will be reached.

4. INTANGIBLE ASSETS

     Intangible assets consist of:

                                                                 DECEMBER 31,
                                                             --------------------
                                                               1997        1996
                                                               ----        ----
                                                                (IN THOUSANDS)
FCC licenses and network affiliations....................    $114,376    $112,161
Goodwill.................................................     178,355     178,327
Intangible pension asset (Note 6)........................       2,320       1,918
Other....................................................      63,924      63,914
                                                             --------    --------
       Total.............................................     358,975     356,320
Less accumulated amortization............................      71,358      58,015
                                                             --------    --------
Total intangible assets -- net...........................    $287,617    $298,305
                                                             ========    ========

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- CONTINUED

5. FINANCING ARRANGEMENTS

     Long-term debt consists of:

                                                                 DECEMBER 31,
                                                             --------------------
                                                               1997        1996
                                                               ----        ----
                                                                (IN THOUSANDS)
Credit Agreement.........................................    $     --    $ 50,000
Senior notes maturing in substantially equal annual
  installments:
  8.8% due through 1997..................................                  14,500
  6.76% due 1998-2001....................................      50,000      50,000
  7.22% due 2002-2005....................................      50,000      50,000
  7.86% due 2001-2008....................................      85,000      85,000
  Other..................................................         410         615
                                                             --------    --------
       Total.............................................     185,410     250,115
Less current portion.....................................      12,705      14,705
                                                             --------    --------
Total long-term debt.....................................    $172,705    $235,410
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

     The Notes mature in equal annual installments beginning July 25, 2001 and ending July 25, 2008. All borrowings under the Credit Agreement are due on July 2, 2001, the termination date of the facility. Prior to the credit facility's termination, loans may be borrowed, repaid and reborrowed by the Company. In addition, the Company has the option to repay any borrowings and terminate the credit facility prior to its scheduled maturity. As of December 31, 1997, the Company had no borrowings under the Credit Agreement.

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

     Under the terms of the most restrictive borrowing covenants, in general, the Company may pay annual dividends not to exceed the sum of $10,000,000, plus 75% of consolidated net earnings commencing January 1, 1993, less the sum of all dividends paid or declared and redemptions in excess of sales of Company stock after December 31, 1992. Pursuant to this calculation, approximately $138,938,000 is available for distribution as dividends at December 31, 1997.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- CONTINUED

     Approximate annual maturities of long-term debt for the five years subsequent to December 31, 1997 are as follows:

                        FISCAL YEAR
                        -----------
                       (IN THOUSANDS)
1998........................................................    $ 12,705
1999........................................................      12,705
2000........................................................      12,500
2001........................................................      23,125
2002........................................................      23,125
Thereafter..................................................     101,250
                                                                --------
       Total................................................    $185,410
                                                                ========

6. PENSION PLANS

     The pension cost components were as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                    --------------------------------
                                                      1997        1996        1995
                                                      ----        ----        ----
                                                             (IN THOUSANDS)
Service cost for benefits earned during the
  year..........................................    $  3,966    $  4,154    $  3,834
Interest cost on projected benefit obligation...       8,470       8,185       8,057
Actual loss (return) on plan assets.............     (18,785)    (12,507)    (17,541)
Net amortization and deferrals..................      10,001       4,833      11,365
                                                    --------    --------    --------
Net periodic pension cost.......................    $  3,652    $  4,665    $  5,715
                                                    ========    ========    ========

     The funded status of the Company's pension plans was as follows:

                                                                 DECEMBER 31,
                                                             --------------------
                                                               1997        1996
                                                               ----        ----
                                                                (IN THOUSANDS)
Actuarial present value of:
  Vested benefit obligation..............................    $117,854    $107,637
                                                             ========    ========
  Accumulated benefit obligation.........................    $118,735    $108,380
                                                             ========    ========
Projected benefit obligation.............................    $128,690    $118,414
Plan assets at fair value................................     119,353     104,046
                                                             --------    --------
Plan assets less than projected benefit obligation.......       9,337      14,368
Unrecognized transition obligation, net..................      (1,318)     (1,539)
Unrecognized net gain....................................      16,507      10,557
Unrecognized prior service cost..........................         211         234
Additional minimum liability.............................       2,320       1,918
                                                             --------    --------
Pension obligations......................................    $ 27,057    $ 25,538
                                                             ========    ========

     The projected benefit obligation was determined using assumed discount rates of 7% and 7.5% at December 31, 1997 and 1996, respectively. The expected long-term rate of return on plan assets was 8.5% for both 1997 and 1996. For those plans that pay benefits based on final compensation levels, the actuarial assumptions for overall annual rate of increase in future salary levels was 4.5% and 5% at December 31, 1997 and 1996, respectively.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- CONTINUED

     Certain of the Company's employees participate in multi-employer retirement plans sponsored by their respective unions. Amounts charged to operations, representing the Company's required contributions to these plans in 1997, 1996 and 1995, were approximately $844,000, $781,000, and $731,000, respectively.

     The Company also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees. Contributions by the Company amounted to approximately $1,899,000, $1,668,000 and $1,494,000 for 1997, 1996 and 1995, respectively.

7. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

     The net periodic postretirement benefit cost components were as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                       -----------------------------
                                                        1997       1996       1995
                                                        ----       ----       ----
                                                              (IN THOUSANDS)
Service cost (for benefits earned during the
  year)............................................    $   970    $   926    $   933
Interest cost on accumulated postretirement benefit
  obligation.......................................      4,632      4,683      5,799
Net amortization, deferrals and other components...     (2,538)    (2,308)    (1,787)
                                                       -------    -------    -------
Net periodic postretirement benefit cost...........    $ 3,064    $ 3,301    $ 4,945
                                                       =======    =======    =======

     The Company funds its postretirement benefit obligation on a pay-as-you-go basis, and, for 1997, 1996 and 1995 made payments of $4,118,000, $4,207,000 and
$4,071,000, respectively.

     The status of the Company's postretirement benefit plans was as follows:

                                                               DECEMBER 31,
                                                             -----------------
                                                              1997      1996
                                                              ----      ----
                                                              (IN THOUSANDS)
Retirees and surviving beneficiaries.......................  $39,549   $37,734
Actives eligible to retire.................................   14,418    13,516
Other actives..............................................   12,756    11,142
                                                             -------   -------
Accumulated postretirement benefit obligation..............   66,723    62,392
Unrecognized prior service gain............................    6,658     7,990
Unrecognized net gain......................................   15,351    19,404
                                                             -------   -------
Accrued postretirement benefit cost........................  $88,732   $89,786
                                                             =======   =======

     The preceding amounts for the December 31, 1997 and 1996 accrued postretirement benefit cost and the 1997, 1996 and 1995 net periodic postretirement benefit expense have not been reduced for The Herald Company's share of the respective amounts. However, pursuant to the St. Louis Agency Agreement (see Note 2), the Company has recorded a receivable for The Herald Company's share of the accrued postretirement benefit cost as of December 31, 1997 and 1996.

     For 1997 and 1996 measurement purposes, health care cost trend rates of 9%, 7% and 5% were assumed for indemnity plans, PPO plans and HMO plans, respectively. For 1997, these rates were assumed to decrease gradually to 5% through the year 2010 and remain at that level thereafter. For 1996; the indemnity and PPO rates were assumed to decrease gradually to 5.5% through the year 2010 and remain at that level thereafter. The health care cost trend rate assumptions have a significant effect on the amount of obligation and expense reported. A 1% increase in these annual trend rates would have increased the accrued postretirement benefit

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- CONTINUED

cost at December 31, 1997 by approximately $1,162,000 and the 1997 annual net periodic postretirement benefit cost by approximately $1,164,000.

     Administrative costs related to indemnity plans were assumed to increase at a constant annual rate of 6% for both 1997 and 1996. The assumed discount rate used in estimating the accumulated postretirement benefit obligation was 7% and 7.5% for 1997 and 1996, respectively.

     The Company's postemployment benefit obligation, representing certain disability benefits at the St. Louis Post-Dispatch, was $3,174,000 and $2,466,000 at December 31, 1997 and 1996, respectively.

8. INCOME TAXES

     Provisions for income taxes (benefits) consist of the following:

                                                            YEARS ENDED DECEMBER 31,
                                                        ---------------------------------
                                                         1997         1996         1995
                                                         ----         ----         ----
                                                                 (IN THOUSANDS)
Current:
  Federal.........................................      $41,389      $33,465      $28,352
  State and local.................................        7,035        5,750        3,541
Deferred:
  Federal.........................................       (2,878)        (805)      (1,641)
  State and local.................................         (489)        (138)        (206)
                                                        -------      -------      -------
     Total........................................      $45,057      $38,272      $30,046
                                                        =======      =======      =======

     Factors causing the effective tax rate to differ from the statutory Federal income tax rate were:

                                                           YEARS ENDED DECEMBER 31,
                                                           ------------------------
                                                           1997      1996      1995
                                                           ----      ----      ----
Statutory rate...........................................   35%       35%       35%
Favorable resolution of prior year federal and state tax
  issues.................................................                       (1)
Amortization of intangibles..............................    2         1
State and local income taxes, net of U.S. Federal income
  tax benefit............................................    4         4         3
Other-net................................................                        1
                                                            --        --        --
     Effective rate......................................   41%       40%       38%
                                                            ==        ==        ==

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- CONTINUED

     The Company's deferred tax assets and liabilities, net, which have been included in other assets in the statements of consolidated financial position consisted of the following:

                                                               DECEMBER 31,
                                                             -----------------
                                                              1997      1996
                                                              ----      ----
                                                              (IN THOUSANDS)
Deferred tax assets:
  Pensions and employee benefits...........................  $11,403   $ 9,575
  Postretirement benefit costs.............................   19,248    19,284
  Other....................................................    1,561     2,110
                                                             -------   -------
     Total.................................................   32,212    30,969
                                                             -------   -------
Deferred tax liabilities:
  Depreciation.............................................   19,583    19,590
  Amortization.............................................    7,765     9,882
                                                             -------   -------
     Total.................................................   27,348    29,472
                                                             -------   -------
Net deferred tax asset.....................................  $ 4,864   $ 1,497
                                                             =======   =======

     The Company had no valuation allowance for deferred tax assets as of December 31, 1997, 1996 and 1995.

9. STOCKHOLDERS' EQUITY

     Each share of the Company's common stock is entitled to one vote and each share of Class B common stock is entitled to ten votes on all matters. Holders of outstanding shares of Class B common stock representing 95.5% of the combined voting power of the Company have deposited their shares in a voting trust (the "Voting Trust").

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

     On September 12, 1996, the Board of Directors declared a four-for-three stock split of the Company's common and Class B common stock payable in the form of a 33.3% stock dividend. The dividend was distributed on November 1, 1996 to stockholders of record on October 10, 1996. The Company's capital balances and share amounts were adjusted in 1996 to reflect the split.

     On January 4, 1995, the Board of Directors declared a five-for-four stock split of the Company's common and Class B common stock payable in the form of a 25% stock dividend. The dividend was distributed on January 24, 1995 to stockholders of record on January 13, 1995. Even though this stock split was declared subsequent to December 31, 1994, the Company's capital balances and share amounts were adjusted in 1994 to reflect the split.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- CONTINUED

10. COMMON STOCK PLANS

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

     Stock option transactions are summarized as follows:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                 SHARES       PRICE RANGE      PRICE
                                                 ------       -----------     --------
Common Stock Options:
Outstanding, January 1, 1995................    1,198,371    $ 9.27-$21.98     $16.69
  Granted...................................      192,853    $30.47-$34.41     $34.31
  Canceled..................................      (39,632)   $11.73-$21.98     $16.69
  Exercised.................................     (158,304)   $ 9.27-$21.98     $14.71
                                                ---------
Outstanding, December 31, 1995..............    1,193,288    $ 9.27-$34.41     $19.80
  Granted...................................      179,809    $41.91-$46.25     $46.03
  Canceled..................................       (2,146)   $21.53-$34.41     $28.77
  Exercised.................................     (140,096)   $ 9.27-$21.98     $15.47
                                                ---------
Outstanding, December 31, 1996..............    1,230,855    $ 9.27-$46.25     $24.11
  Granted...................................      211,231    $45.63-$58.81     $58.41
  Canceled..................................      (14,235)   $21.53-$47.38     $38.91
  Exercised.................................     (201,920)   $ 9.27-$46.25     $16.34
                                                ---------
Outstanding, December 31, 1997..............    1,225,931    $ 9.27-$58.81     $31.13
                                                =========
Exercisable at:
  December 31, 1996.........................      855,445    $ 9.27-$34.41     $18.19
                                                =========
  December 31, 1997.........................      849,565    $ 9.27-$46.25     $22.21
                                                =========
Shares Available for Grant at December 31,
  1997......................................    1,712,004
                                                =========

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- CONTINUED

     Stock appreciation right transactions are summarized as follows:

                                                                SHARES     PRICE
                                                                ------     -----
Common Stock Appreciation Rights:
  Outstanding, January 1, 1995..............................     37,584    $14.87
  Canceled..................................................    (10,183)   $14.87
  Exercised.................................................    (27,401)   $14.87
                                                                -------
Outstanding, December 31, 1995, 1996 and 1997...............         --
                                                                =======

     On May 11, 1994, the Company's stockholders also adopted the Pulitzer Publishing Company 1994 Key Employees' Restricted Stock Purchase Plan (the "1994 Stock Plan") which replaced the Pulitzer Publishing Company 1986 Key Employees' Restricted Stock Purchase Plan ("1986 Stock Plan"). The 1994 Stock Plan provides that an employee may receive, at the discretion of the Compensation Committee, a grant or right to purchase at a particular price, shares of common stock subject to restrictions on transferability. A maximum of 416,667 shares of common stock may be granted or purchased by employees. In addition, no more than 83,333 shares of common stock may be issued to an employee in any calendar year.

     Prior to 1994, the Company granted stock awards under the 1986 Stock Plan. For grants awarded under both the 1994 and 1986 Stock Plans, compensation expense is recognized over the vesting period of the grants. Stock Purchase Plan transactions are summarized as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                 SHARES      PRICE RANGE      PRICE
                                                 ------      -----------     --------
Common Stock Grants:
  Outstanding, January 1, 1995...............      4,236    $20.25-$21.38     $20.89
  Granted....................................      8,880    $24.53            $24.53
  Vested.....................................     (7,460)   $20.25-$24.53     $23.93
                                                 -------
Outstanding, December 31, 1995...............      5,656    $20.25-$24.53     $22.60
  Granted....................................      2,093    $36.70            $36.70
  Vested.....................................     (1,864)   $20.25-$24.53     $22.12
                                                 -------
Outstanding, December 31, 1996...............      5,885    $20.25-$36.70     $27.78
  Granted....................................      1,468    $47.44            $47.44
  Canceled...................................     (1,393)   $20.25-$47.44     $33.13
  Vested.....................................     (2,272)   $20.25-$36.70     $25.56
                                                 -------
Outstanding, December 31, 1997...............      3,688    $21.38-$47.44     $34.95
                                                 =======
Shares Available for Grant at December 31,
  1997.......................................    400,776
                                                 =======

     As required by SFAS 123, the Company has estimated the fair value of its option grants since December 31, 1994 by using the binomial options pricing model with the following assumptions:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1997   1996   1995
                                                              ----   ----   ----
Expected Life (years).......................................     7      7      7
Risk-free interest rate.....................................   5.8%   6.4%   5.7%
Volatility..................................................  23.6%  22.5%  19.6%
Dividend yield..............................................   1.1%   1.2%   1.3%

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- CONTINUED

     As discussed in Note 1, the Company accounts for its stock option grants in accordance with APB 25, resulting in the recognition of no compensation expense in the consolidated statements of income. Had compensation expense been computed on the fair value of the option awards at their grant date, consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts below:

                                                         YEARS ENDED DECEMBER 31,
                                                       -----------------------------
                                                        1997       1996       1995
                                                        ----       ----       ----
Net income (in thousands):
  As reported......................................    $66,028    $57,500    $49,322
  Pro forma........................................    $64,487    $56,820    $49,288
Basic earnings per share:
  As reported......................................      $2.99      $2.62      $2.26
  Pro forma........................................      $2.92      $2.59      $2.26
Diluted earnings per share:
  As reported......................................      $2.94      $2.58      $2.23
  Pro forma........................................      $2.87      $2.55      $2.23

     Because the provisions of SFAS 123 have not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of compensation cost to be incurred on a pro forma basis in future years.

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

11. EARNINGS PER SHARE

     Weighted average shares of common and Class B common stock and common stock equivalents used in the calculation of basic and diluted earnings per share are summarized as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                          --------------------------
                                                           1997      1996      1995
                                                           ----      ----      ----
                                                                (IN THOUSANDS)
Weighted average shares outstanding (Basic EPS).......    22,110    21,926    21,800
Stock option equivalents..............................       342       347       297
                                                          ------    ------    ------
Weighted average shares and equivalents (Diluted
  EPS)................................................    22,452    22,273    22,097
                                                          ======    ======    ======

     Stock option equivalents included in the Diluted EPS calculation were determined using the treasury stock method. Under the treasury stock method and SFAS 128, outstanding stock options are dilutive when the average market price of the Company's common stock exceeds the option price during a period. In

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- CONTINUED

addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.

12. COMMITMENTS AND CONTINGENCIES

     At December 31, 1997, the Company and its subsidiaries had construction and equipment commitments of approximately $13,779,000 and commitments for program contracts payable and license fees of approximately $30,025,000.

     The Company is an investor in three limited partnerships requiring future capital contributions. As of December 31, 1997, the Company's unfunded capital contribution commitment related to these investments was approximately $13,863,000.

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

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Long-Term Debt -- Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value. The fair value estimates of the Company's long-term debt as of December 31, 1997 and 1996 were $195,969,000 and $259,958,000, respectively.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any facts that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from the amounts presented herein.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- CONTINUED

14. BUSINESS SEGMENTS

     The Company's operations are divided into two business segments, publishing and broadcasting. The following is a summary of operations, assets and other data.

                                                                 AS OF AND FOR THE YEARS ENDED
                                                                          DECEMBER 31,
                                                                --------------------------------
                                                                  1997        1996        1995
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
OPERATING REVENUES:
  Publishing(a).............................................    $357,969    $309,096    $269,388
  Broadcasting..............................................     227,016     224,992     202,939
                                                                --------    --------    --------
       Total................................................    $584,985    $534,088    $472,327
                                                                ========    ========    ========
OPERATING INCOME (LOSS):
  Publishing(a).............................................    $ 47,544    $ 32,577    $ 25,393
  Broadcasting..............................................      82,180      83,246      65,939
  Corporate.................................................      (6,007)     (5,532)     (4,666)
                                                                --------    --------    --------
       Total................................................    $123,717    $110,291    $ 86,666
                                                                ========    ========    ========
TOTAL ASSETS:
  Publishing(a).............................................    $364,360    $351,685    $141,441
  Broadcasting..............................................     255,847     259,114     253,252
  Corporate.................................................      62,749      73,052     100,380
                                                                --------    --------    --------
       Total................................................    $682,956    $683,851    $495,073
                                                                ========    ========    ========
CAPITAL EXPENDITURES:
  Publishing(a).............................................    $ 15,215    $  6,433    $  6,627
  Broadcasting..............................................      12,976      11,354      16,307
                                                                --------    --------    --------
       Total................................................    $ 28,191    $ 17,787    $ 22,934
                                                                ========    ========    ========
DEPRECIATION & AMORTIZATION:
  Publishing(a).............................................    $ 13,007    $  8,660    $  4,307
  Broadcasting..............................................      23,447      22,442      22,843
                                                                --------    --------    --------
       Total................................................    $ 36,454    $ 31,102    $ 27,150
                                                                ========    ========    ========
OPERATING MARGINS:
  (Operating income to revenues):
  Publishing(a)(b)..........................................       18.7%       15.1%       14.1%
  Broadcasting..............................................       36.2%       37.0%       32.5%

-------------------------
(a) Publishing information for 1997 and 1996 includes Scripps League Newspapers, Inc. (subsequently renamed Pulitzer Community Newspapers, Inc.), which was acquired on July 1, 1996. (see Note 3)

(b) Operating margins for publishing are stated with St. Louis Agency adjustment (which is recorded as an operating expense in the accompanying consolidated financial statements) added back to publishing operating income.

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 -- CONTINUED

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Operating results for the years ended December 31, 1997 and 1996 by quarters are as follows:

                                             FIRST      SECOND     THIRD      FOURTH
                                            QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                            -------    -------    -------    -------     -----
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
1997
OPERATING REVENUES -- NET:................  $136,006   $151,398   $141,244   $156,337   $584,985
                                            ========   ========   ========   ========   ========
NET INCOME................................  $ 12,495   $ 19,681   $ 14,223   $ 19,629   $ 66,028
                                            ========   ========   ========   ========   ========
BASIC EARNINGS PER SHARE OF STOCK
(Note 11):
  Earnings Per Share......................  $   0.57   $   0.89   $   0.64   $   0.88   $   2.99
                                            ========   ========   ========   ========   ========
  Weighted Average Shares Outstanding.....    22,029     22,081     22,151     22,185     22,110
                                            ========   ========   ========   ========   ========
DILUTED EARNINGS PER SHARE OF STOCK
(Note 11):
  Earnings Per Share......................  $   0.56   $   0.88   $   0.63   $   0.87   $   2.94
                                            ========   ========   ========   ========   ========
  Weighted Average Shares Outstanding.....    22,378     22,413     22,489     22,526     22,452
                                            ========   ========   ========   ========   ========

                                             FIRST      SECOND     THIRD      FOURTH
                                            QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                            -------    -------    -------    -------     -----
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
1996
OPERATING REVENUES -- NET:................  $115,706   $127,574   $138,865   $151,943   $534,088
                                            ========   ========   ========   ========   ========
NET INCOME................................  $ 10,241   $ 16,185   $ 12,964   $ 18,110   $ 57,500
                                            ========   ========   ========   ========   ========
BASIC EARNINGS PER SHARE OF STOCK (Note
(Note 11):
  Earnings Per Share......................  $   0.47   $   0.74   $   0.59   $   0.82   $   2.62
                                            ========   ========   ========   ========   ========
  Weighted Average Shares Outstanding.....    21,864     21,912     21,949     21,978     21,926
                                            ========   ========   ========   ========   ========
DILUTED EARNINGS PER SHARE OF STOCK
 (Note 11):
  Earnings Per Share......................  $   0.46   $   0.73   $   0.58   $   0.81   $   2.58
                                            ========   ========   ========   ========   ========
  Weighted Average Shares Outstanding.....    22,191     22,271     22,291     22,291     22,273
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Management" in the Company's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Principal Stockholders" in the Company's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement to be used in connection with the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENT LIST

     1. Financial Statements

          The following financial statements are set forth in Part II, Item 8 of this report.

     PULITZER PUBLISHING COMPANY AND SUBSIDIARIES:

          (i) Independent Auditors' Report.

          (ii) Statements of Consolidated Income for each of the Three Years in the Period Ended December 31, 1997.

          (iii) Statements of Consolidated Financial Position at December 31, 1997 and 1996.

          (iv) Statements of Consolidated Stockholders' Equity for each of the Three Years in the Period Ended December 31, 1997.

          (v) Statements of Consolidated Cash Flows for each of the Three Years in the Period Ended December 31, 1997.

          (vi) Notes to Consolidated Financial Statements for the Three Years in the Period Ended December 31, 1997.

     2. Supplementary Data and Financial Statement Schedules

          (i) Supplementary unaudited data with respect to quarterly results of operations is set forth in Part II, Item 8 of this Report.

          (ii) The following financial statement schedule and opinion thereon are filed as a part of this Report:

                                                              SEQUENTIAL PAGE
                                                              ---------------
Independent Auditors' Report................................        54
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................        55

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

     3. Exhibits Required by Securities and Exchange Commission Regulation S-K

     (a) The following exhibits are filed as part of this report:

EXHIBIT NO.
-----------
3.2              By-laws of the Company restated as of October 29, 1997
10.8.1           Amendment, dated September 16, 1997, to Pulitzer Retirement
                 Savings Plan
10.34            Letter Agreement, dated January 26, 1998, between Pulitzer
                 Publishing Company and Emily Rauh Pulitzer
21               Subsidiaries of Registrant
23               Independent Auditors' Consent
24               Power of Attorney
27.1             Financial Data Schedule for 1997
27.2             Restated Financial Data Schedules for 1995 and 1996
                 (including 1996 Quarterly Data)
27.3             Restated Financial Data Schedules for 1997 Quarterly Data

EXHIBIT NO.
-----------
     (b) The following exhibits are incorporated herein by reference:
 3.1        --   Restated Certificate of Incorporation of the Company.(iii)
 4.1        --   Form of Certificate for Common Stock.(iii)
 9.1        --   Voting Trust Agreement, dated June 19, 1995 between the
                 holders of voting trust certificates and Michael E.
                 Pulitzer, Emily Rauh Pulitzer, Ronald H. Ridgway, Nicholas
                 G. Penniman IV, Ken J. Elkins, Cole C. Campbell and David
                 Moore. (xiii)
 9.2        --   Termination Agreement, dated June 19, 1995 between the
                 holders of voting trust certificates and Michael E.
                 Pulitzer, Emily Rauh Pulitzer, Ronald H. Ridgway, Nicholas
                 G. Penniman IV, Ken J. Elkins, Cole C. Campbell and David
                 Moore.(xiii)
10.1        --   Agreement, dated January 1, 1961, between the Pulitzer
                 Publishing Company, a Missouri corporation, and the
                 Globe-Democrat Publishing Company, as amended on September
                 4, 1975, April 12, 1979 and December 22, 1983.(i)
10.2.1      --   Amended and Restated Joint Operating Agreement, dated
                 December 30, 1988 between Star Publishing Company and
                 Citizen Publishing Company.(v)
10.2.2      --   Partnership Agreement, dated December 30, 1988 between Star
                 Publishing Company and Citizen Publishing Company.(v)
10.3        --   Agreement, dated as of May 12, 1986, among the Pulitzer
                 Publishing Company, Clement C. Moore, II, Gordon C. Weir,
                 William E. Weir, James R. Weir, Kenward G. Elmslie, Stephen
                 E. Nash and Manufacturers Hanover Trust Company, as Trustees
                 and Christopher Mayer.(i)
10.4        --   Letter Agreement, dated September 29, 1986, among the
                 Pulitzer Publishing Company, Trust Under Agreement Made by
                 David E. Moore, Frederick D. Pulitzer, Michael E. Pulitzer,
                 Jr., Robert S. Pulitzer, Joseph Pulitzer, IV, Joseph
                 Pulitzer, Jr., Michael E. Pulitzer, Stephen E. Nash and
                 Manufacturers Hanover Trust Company, as Trustees, Kenward G.
                 Elmslie, Gordon C. Weir, William E. Weir, James R. Weir,
                 Peter W. Quesada, T. Ricardo Quesada, Elinor P. Hempelmann,
                 The Moore Foundation, Inc., Mariemont Corporation, Z Press
                 Inc. and Clement C. Moore, II.(ii)
10.5        --   Letter Agreement, dated May 12, 1986, among the Pulitzer
                 Publishing Company, Peter W. Quesada, T. Ricardo Quesada,
                 Kate Davis Pulitzer Quesada and Elinor P. Hempelmann.(i)
10.6        --   Agreement, dated as of September 29, 1986, among the
                 Pulitzer Publishing Company, Peter W. Quesada, T. Ricardo
                 Quesada, Kate Davis Pulitzer Quesada and Elinor
                 Hempelmann.(ii)
10.7.1      --   Amendment, dated March 9, 1992, to the Pulitzer Publishing
                 Annual Incentive Plan.(vi)
10.7.2      --   Annual Incentive Compensation Plan.(iii)
10.8.2      --   Amendment, dated January 28, 1997, to Pulitzer Retirement
                 Savings Plan.(xvii)
10.8.3      --   Amendment, dated October 30, 1996, to Pulitzer Retirement
                 Savings Plan.(xvii)
10.8.4      --   Amendment, dated July 31, 1996, to Pulitzer Retirement
                 Savings Plan.(xvii)
10.8.5      --   Amendment, dated October 25, 1995, to Pulitzer Retirement
                 Savings Plan.(xvii)
10.8.6      --   Amendment, dated October 25, 1995, to Pulitzer Retirement
                 Savings Plan.(xiii)
10.8.7      --   Amendment, dated January 24, 1995, to Pulitzer Retirement
                 Savings Plan.(xi)
10.8.8      --   Amended and restated Pulitzer Retirement Savings Plan.(xi)
10.9        --   Amended and restated Joseph Pulitzer Pension Plan.(xi)
10.10.1     --   Amendment, dated October 25, 1995, to Pulitzer Publishing
                 Company Pension Plan.(xvii)
10.10.2     --   Amended and restated Pulitzer Publishing Company Pension
                 Plan.(xi)

EXHIBIT NO.
-----------
10.11       --   Restated Supplemental Executive Benefit Pension Plan.(vii)
10.12       --   Employment Agreement, dated October 1, 1986, between the
                 Pulitzer Publishing Company and Joseph Pulitzer, Jr.(i)
10.13       --   Employment Agreement, dated January 2, 1986, between the
                 Pulitzer Publishing Company and Michael E. Pulitzer.(i)
10.14       --   Pulitzer Publishing Company Senior Executive Deferred
                 Compensation Plan.(xiii)
10.15       --   Consulting Agreement, dated May 1, 1993, between Pulitzer
                 Publishing Company and Glenn A. Christopher.(ix)
10.16       --   Supplemental Executive Retirement Pay Agreement dated June
                 5, 1984, between the Pulitzer Publishing Company and Glenn
                 A. Christopher.(i)
10.17       --   Letter Agreement, dated October 26, 1984, between the
                 Pulitzer Publishing Company and Glenn A. Christopher.(i)
10.18       --   Letter Agreement, dated October 21, 1986, between the
                 Pulitzer Publishing Company and David E. Moore.(i)
10.19       --   Pulitzer Publishing Company 1994 Key Employees' Restricted
                 Stock Purchase Plan.(x)
10.20.1     --   Amendment, dated April 24, 1996, to Pulitzer Publishing
                 Company 1994 Stock Option Plan.(xiv)
10.20.2     --   Amendment, dated April 20, 1995, to Pulitzer Publishing
                 Company 1994 Stock Option Plan.(xii)
10.20.3     --   Pulitzer Publishing Company 1994 Stock Option Plan.(x)
10.21       --   Registration Rights Agreement.(i)
10.22       --   Note Agreement, dated April 22, 1987, between the Pulitzer
                 Publishing Company and The Prudential Insurance Company of
                 America.(iv)
10.23       --   Employment Agreement, dated May 10, 1955, between the
                 Pulitzer Publishing Company and Joseph Pulitzer, Jr.(ii)
10.24       --   Note Agreement, dated June 30, 1993, between Pulitzer
                 Publishing Company and The Prudential Insurance Company of
                 America.(viii)
10.25       --   Stock Purchase Agreement by and among Pulitzer Publishing
                 Company and Mr. Edward W. Scripps, Mrs. Betty Knight
                 Scripps, and the Edward W. Scripps and Betty Knight Scripps
                 Charitable Remainder Unitrust dated as of May 4, 1996.(xv)
10.26       --   Note Agreement, dated July 1, 1996, between Pulitzer
                 Publishing Company and The Prudential Insurance Company of
                 America.(xvi)
10.27       --   Credit Agreement among Pulitzer Publishing Company, The
                 Lending Institutions Party Hereto, as Lenders, and The First
                 National Bank of Chicago, as Agent, dated as of July 1,
                 1996.(xvi)
10.28       --   Split Dollar Life Insurance Agreement, dated December 27,
                 1996, between Pulitzer Publishing Company and Richard A.
                 Palmer, Trustee of the Michael E. Pulitzer 1996 Life
                 Insurance Trust.(xvii)
10.29       --   Split Dollar Life Insurance Agreement, dated December 31,
                 1996, between Pulitzer Publishing Company and Rose M.
                 Elkins, Trustee of the Kennie J. Elkins Insurance
                 Trust.(xvii)
10.30       --   Split Dollar Life Insurance Agreement, dated December 30,
                 1996, between Pulitzer Publishing Company and Rebecca H.
                 Penniman and Nicholas G. Penniman V, Trustees of the
                 Nicholas G. Penniman IV Irrevocable 1996 Trust.(xvii)

EXHIBIT NO.
-----------
10.31       --   Split Dollar Life Insurance Agreement, dated December 30,
                 1996, between Pulitzer Publishing Company and Doris D.
                 Ridgway and Boatmen's Trust Company, Trustees of The Ronald
                 H. Ridgway Insurance Trust.(xvii)
10.32       --   Consulting Agreement, dated May 1, 1996, between Pulitzer
                 Publishing Company and Glenn A. Christopher.(xvii)
10.33       --   Pulitzer Publishing Company 1997 Employee Stock Purchase
                 Plan.(xviii)

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

(xvii) Incorporated by reference to Annual Report on Form 10-K for the fiscal year ended December 31, 1996

(xviii) Incorporated by reference to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997.

     (c) Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the fourth quarter of fiscal year 1997.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Pulitzer Publishing Company:

We have audited the consolidated financial statements of Pulitzer Publishing Company and its subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 6, 1998 (February 27, 1998 as to the last paragraph of Note 3); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Pulitzer Publishing Company and its subsidiaries, listed in the accompanying index at
Item 14(a)2.(ii). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Saint Louis, Missouri
February 6, 1998

                                                                     SCHEDULE II

                  PULITZER PUBLISHING COMPANY AND SUBSIDIARIES

            SCHEDULE II  VALUATION & QUALIFYING ACCOUNTS & RESERVES
               FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 & 1995

                                          BALANCE AT   CHARGED TO   CHARGED TO                       BALANCE
                                          BEGINNING     COSTS &       OTHER                         AT END OF
              DESCRIPTION                 OF PERIOD     EXPENSES     ACCOUNTS       DEDUCTIONS       PERIOD
              -----------                 ----------   ----------   ----------      ----------      ---------
                                                                    (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1997
Valuation Accounts:
  Allowance for Doubtful Accounts.......    $2,576       $1,468        $178(a)        $1,811(b)      $2,411
Reserves:
  Accrued Medical Plan..................       389        4,714           0            4,060(c)       1,043
  Workers Compensation..................     2,126        1,199           0            1,368          1,957
YEAR ENDED DECEMBER 31, 1996
Valuation Accounts:
  Allowance for Doubtful Accounts.......    $2,009       $2,131        $321(a)        $1,885(b)      $2,576
Reserves:
  Accrued Medical Plan..................       561        4,198           0            4,370(c)         389
  Workers Compensation..................     2,005        1,478           0            1,357          2,126
YEAR ENDED DECEMBER 31, 1995
Valuation Accounts:
  Allowance for Doubtful Accounts.......    $2,135       $1,538        $247(a)        $1,911(b)      $2,009
Reserves:
  Accrued Medical Plan..................       789        4,907           0            5,135(c)         561
  Workers Compensation..................     2,327        1,192           0            1,514          2,005

-------------------------
(a) -- Accounts reinstated, cash recoveries, etc.

(b) -- Accounts written off

(c) -- Amount represents:

                                              1997     1996     1995
                                              ----     ----     ----
                Claims paid................  $3,596   $3,830   $4,660
                Service fees...............     473      579      548
                Cash refunds...............      (9)     (39)     (73)
                                             ------   ------   ------
                                             $4,060   $4,370   $5,135
                                             ======   ======   ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1998.

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

                  SIGNATURE                                       TITLE                          DATE
                  ---------                                       -----                          ----

           /s/ Michael E. Pulitzer                  Director; Chairman, President and       March 26, 1998
---------------------------------------------            Chief Executive Officer
            (Michael E. Pulitzer)                     (Principal Executive Officer)

            /s/ Ronald H. Ridgway                    Director; Senior Vice President        March 26, 1998
---------------------------------------------        --Finance (Principal Financial
             (Ronald H. Ridgway)                         and Accounting Officer)

             /s/ Ken J. Elkins*                      Director; Senior Vice President        March 26, 1998
---------------------------------------------           --Broadcasting Operations
               (Ken J. Elkins)

             /s/ David E. Moore*                                Director                    March 26, 1998
---------------------------------------------
              (David E. Moore)

        /s/ Nicholas G. Penniman IV*                 Director; Senior Vice President        March 26, 1998
---------------------------------------------            --Newspaper Operations
          (Nicholas G. Penniman IV)

              /s/ William Bush*                                 Director                    March 26, 1998
---------------------------------------------
               (William Bush)

          /s/ Emily Rauh Pulitzer*                              Director                    March 26, 1998
---------------------------------------------
            (Emily Rauh Pulitzer)

             /s/ Alice B. Hayes*                                Director                    March 26, 1998
---------------------------------------------
              (Alice B. Hayes)

         /s/ James M. Snowden, Jr.*                             Director                    March 26, 1998
---------------------------------------------
           (James M. Snowden, Jr.)

                                          By:     /s/ Ronald H. Ridgway
                                            ------------------------------------
                                                    Ronald H. Ridgway*
                                                    attorney-in-fact

                         PULITZER PUBLISHING COMPANY

                 REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED

                               DECEMBER 31, 1997

                                 EXHIBIT INDEX



3.2     By-Laws of the Company restated as of October 29, 1997

10.8.1  Amendment, dated September 16, 1997, to Pulitzer Retirement Savings Plan

10.34        Letter Agreement, dated January, 26, 1998, between
               Pulitzer Publishing Company and Emily Rauh Pulitzer

21                      Subsidiaries of Registrant

23                     Independent Auditors' Consent

24                           Power of Attorney

27.1                  Financial Data Schedule for 1997

27.2            Restated Financial Data Schedules for 1995 and
                     1996 (including 1996 Quarterly Data)

27.3                Restated Financial Data Schedules for
                             1997 Quartley Data