Form 10-Q
period 1998-03-31
PULITZER PUBLISHING CO
filed 1998-05-12
CIK 805357

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
              -----------------------------------------------------

                                    FORM 10-Q
              (Mark One)
              /x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended MARCH 31, 1998
                                      OR
              / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
              For the transition period from                to
                                             ---------------    --------------
                          COMMISSION FILE NUMBER 1-9329

              -----------------------------------------------------

                           PULITZER PUBLISHING COMPANY
             (Exact name of registrant as specified in its charter)

              -----------------------------------------------------

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

              -----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

            YES /X/                                       NO / /

              -----------------------------------------------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                   OUTSTANDING 4/30/98

   ---------------------                           -------------------
       COMMON STOCK                                    6,897,008
   CLASS B COMMON STOCK                               15,423,859

===============================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                                             First Quarter Ended
                                                                                    March 31,
                                                                       ---------------------------------
OPERATING REVENUES - NET:                                                  1998                  1997
                                                                       -----------           -----------
  Publishing:                                                                    (Unaudited)
    Advertising                                                          $  57,721            $  53,927
    Circulation                                                             22,198               22,434
    Other                                                                   10,310                9,474
  Broadcasting                                                              53,170               50,171
                                                                         ---------            ---------
              Total operating revenues                                     143,399              136,006
                                                                         ---------            ---------
OPERATING EXPENSES:
  Publishing operations                                                     37,314               34,533
  Broadcasting operations                                                   18,109               16,994
  Selling, general and administrative                                       47,459               45,782
  St. Louis Agency adjustment                                                5,270                4,929
  Depreciation and amortization                                              8,930                9,183
                                                                         ---------            ---------
              Total operating expenses                                     117,082              111,421
                                                                         ---------            ---------

  Operating income                                                          26,317               24,585

  Interest income                                                            1,042                1,595
  Interest expense                                                          (3,462)              (4,525)
  Net other expense                                                           (290)                (465)
                                                                         ---------            ---------

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                                     23,607               21,190

PROVISION FOR INCOME TAXES                                                   9,642                8,695
                                                                         ---------            ---------

NET INCOME                                                               $  13,965            $  12,495
                                                                         =========            =========

BASIC EARNINGS PER SHARE OF STOCK:
  Earnings per share                                                     $    0.63            $    0.57
                                                                         =========            =========

  Weighted average number of shares outstanding                             22,223               22,029
                                                                         =========            =========

DILUTED EARNINGS PER SHARE OF STOCK:
  Earnings per share                                                     $    0.62            $    0.56
                                                                         =========            =========

  Weighted average number of shares outstanding                             22,615               22,378
                                                                         =========            =========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS)

                                                                                   March 31,       December 31,
                                                                                    1998               1997
                                                                                ------------       -----------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                       $ 84,252            $ 62,749
  Trade accounts receivable (less allowance for doubtful
    accounts of  $2,524 and $2,411)                                                 75,212              85,882
  Inventory                                                                          3,670               5,265
  Prepaid expenses and other                                                        12,666              12,847
  Program rights                                                                     5,266               7,866
                                                                                  --------            --------

              Total current assets                                                 181,066             174,609
                                                                                  --------            --------

PROPERTIES:
  Land                                                                              16,050              16,154
  Buildings                                                                         85,879              84,215
  Machinery and equipment                                                          228,572             225,113
  Construction in progress                                                          10,099               7,324
                                                                                  --------            --------
              Total                                                                340,600             332,806
  Less accumulated depreciation                                                    176,500             170,992
                                                                                  --------            --------

              Properties - net                                                     164,100             161,814
                                                                                  --------            --------

INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of applicable amortization                               285,624             287,617
  Receivable from The Herald Company                                                37,651              39,733
  Other                                                                             21,488              19,183
                                                                                  --------            --------

              Total intangible and other assets                                    344,763             346,533
                                                                                  --------            --------

                   TOTAL                                                          $689,929            $682,956
                                                                                  ========            ========



                                                                                           (Continued)


PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           March 31,              December 31,
                                                                                              1998                    1997
                                                                                        -------------             ------------
                                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                                 $  12,884                   $  16,158
  Current portion of long-term debt                                                         12,705                      12,705
  Salaries, wages and commissions                                                           11,278                      15,232
  Income taxes payable                                                                       9,591                       3,070
  Program contracts payable                                                                  5,148                       7,907
  Interest payable                                                                           2,259                       5,677
  Pension obligations                                                                          348                         348
  Acquisition payable                                                                        9,804                       9,804
  Other                                                                                      8,441                       4,386
                                                                                         ---------                   ---------
              Total current liabilities                                                     72,458                      75,287
                                                                                         ---------                   ---------

LONG-TERM DEBT                                                                             172,705                     172,705
                                                                                         ---------                   ---------

PENSION OBLIGATIONS                                                                         27,452                      26,709
                                                                                         ---------                   ---------

POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                                       91,951                      91,906
                                                                                         ---------                   ---------

OTHER LONG-TERM LIABILITIES                                                                  5,383                       5,572
                                                                                         ---------                   ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 25,000,000 shares
    authorized; issued and outstanding - none
  Common stock, $.01 par value; 100,000,000 shares authorized;
    issued - 6,891,619 in 1998 and 6,797,895 in 1997                                            69                          68
  Class B common stock, convertible, $.01 par value; 50,000,000
    shares authorized; issued - 27,125,247 in 1998 and 1997                                    271                         271
  Additional paid-in capital                                                               137,489                     135,542
  Retained earnings                                                                        370,124                     362,828
                                                                                         ---------                   ---------
              Total                                                                        507,953                     498,709
  Treasury stock - at cost; 25,519 and 24,660 shares of common stock in 1998 and 1997, respectively, and  11,700,850 shares
          of Class B common stock in 1998 and 1997                                        (187,973)                   (187,932)
                                                                                         ---------                   ---------
              Total stockholders' equity                                                   319,980                     310,777
                                                                                         ---------                   ---------

                   TOTAL                                                                 $ 689,929                   $ 682,956
                                                                                         =========                   =========


                                                                                                    (Concluded)

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS)


                                                                                           First Quarter Ended
                                                                                                March 31,
                                                                                        --------------------------
                                                                                          1998              1997
                                                                                        ----------     -----------
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $ 13,965       $ 12,495
  Adjustments to reconcile net income to net cash provided by operating activities:
    Non-cash items:
      Depreciation                                                                          5,512          5,802
      Amortization of intangibles                                                           3,418          3,381
      Changes in assets and liabilities which provided (used) cash:
          Trade accounts receivable                                                        10,670          8,215
          Inventory                                                                         1,595           (352)
          Other assets                                                                        896         (2,053)
          Trade accounts payable and other liabilities                                     (9,380)        (6,359)
          Income taxes payable                                                              6,521          5,736
                                                                                         --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  33,197         26,865
                                                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                     (6,975)        (3,554)
  Purchase of publishing properties                                                        (1,998)
  Investment in limited partnerships                                                       (1,342)
  Decrease in notes receivable                                                                 45          4,965
                                                                                         --------       --------
NET CASH (USED IN)  PROVIDED BY INVESTING ACTIVITIES                                      (10,270)         1,411
                                                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                           (3,331)        (2,859)
  Proceeds from exercise of stock options                                                   1,613          1,291
  Proceeds from employee stock purchase plan                                                  335
  Purchase of treasury stock                                                                  (41)           (28)
                                                                                         --------       --------
NET CASH USED IN FINANCING ACTIVITIES                                                      (1,424)        (1,596)
                                                                                         --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  21,503         26,680

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             62,749         73,052
                                                                                         --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 84,252       $ 99,732
                                                                                         ========       ========


See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.    ACCOUNTING POLICIES

      Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Pulitzer Publishing Company's financial position as of March 31, 1998 and the results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

      Fiscal Year and Fiscal Quarters - The Company's fiscal year and first fiscal quarter end on the Sunday coincident with or prior to December 31 and March 31, respectively. For ease of presentation, the Company has used December 31 as the year end and March 31 as the first quarter end.

      Earnings Per Share of Stock - Basic earnings per share of stock is computed using the weighted average number of Common and Class B shares outstanding during the applicable period. Diluted earnings per share of stock is computed using the weighted average number of Common and Class B shares outstanding and common stock equivalents (outstanding stock options).

      Stock option equivalents included in the diluted earnings per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company's common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.


2.    DIVIDENDS

      In the first quarter of 1998, two dividends of $0.15 per share were declared, payable on February 2, 1998 and May 1, 1998.

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

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


3.    BUSINESS SEGMENTS

      The Company's operations are divided into two business segments, publishing and broadcasting. The following is a summary of operating data by segment (in thousands):

                                                             First Quarter Ended
                                                                  March 31,
                                                       -----------------------------
                                                          1998               1997
                                                       ----------        -----------
Operating revenues:                                             (Unaudited)

    Publishing                                          $  90,229        $  85,835
    Broadcasting                                           53,170           50,171
                                                        ---------        ---------
          Total                                         $ 143,399        $ 136,006
                                                        =========        =========

 Operating income (loss):
    Publishing                                          $  10,819        $  11,150
    Broadcasting                                           16,915           14,819
    Corporate                                              (1,417)          (1,384)
                                                        ---------        ---------
          Total                                         $  26,317        $  24,585
                                                        =========        =========
 Depreciation and amortization:
    Publishing                                          $   3,379        $   3,349
    Broadcasting                                            5,551            5,834
                                                        ---------        ---------
          Total                                         $   8,930        $   9,183
                                                        =========        =========

 Operating margins (Operating income to revenues):
     Publishing (a)                                         17.8%            18.7%
     Broadcasting                                           31.8%            29.5%


(a) Operating margins for publishing stated with St. Louis Agency adjustment added back to publishing operating income.


4.    LITIGATION

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

CONSOLIDATED

         Operating revenues for the first quarter of 1998 increased 5.4 percent, to $143.4 million from $136 million for the first quarter of 1997. The increase reflected gains in both publishing and broadcasting.

         Operating expenses, excluding the St. Louis Agency adjustment, for the 1998 first quarter increased 5 percent, to $111.8 million from $106.5 million in the first quarter of 1997. The majority of the current year increase was attributable to higher overall personnel costs of $2.9 million and higher newsprint costs of $1.7 million.

         Operating income in the 1998 first quarter increased 7 percent, to $26.3 million from $24.6 million in the first quarter of 1997. The 1998 increase reflected higher operating income from the broadcast segment, resulting from increased advertising revenues, partially offset by a decrease in the publishing segment's earnings.

         Interest expense declined to $3.5 million in the 1998 first quarter from $4.5 million in the first quarter of 1997 due to lower average debt levels. The Company's average debt level for the 1998 first quarter decreased to $185.4 million from $250.1 million in the first quarter of 1997. The Company's average interest rate for the first quarter of 1998 increased slightly to 7.5 percent from 7.2 percent in the 1997 first quarter. The lower average debt level and higher average interest rate in 1998 reflect the payment of variable rate credit agreement borrowings during the last three quarters of 1997. Interest income decreased $553,000 due to a lower average balance of invested funds in the 1998 first quarter.

         The effective income tax rate for the first quarter of 1998 was 40.8 percent compared with a rate of 41 percent in the prior year quarter. The Company expects its effective tax rate on an annual basis for 1998 will be in the 41 percent range.

         Net income in the 1998 first quarter increased 11.8 percent to $14 million, or $0.63 per basic share, compared with $12.5 million, or $0.57 per basic share, in the first quarter of 1997. On a diluted basis, earnings per share for the 1998 first quarter were $0.62 per share compared to $0.56 per share in 1997. The gain in net income reflected increased broadcast segment profits, primarily as a result of higher advertising revenues.

PUBLISHING

         Operating revenues from the Company's publishing segment for the first quarter of 1998 increased 5.1 percent, to $90.2 million from $85.8 million in the first quarter of 1997. The gain primarily reflected higher advertising revenues.

         Newspaper advertising revenues, increased $3.8 million, or 7 percent, in the first quarter of 1998. The significant portion of the current year increase resulted from higher classified and national advertising revenue at the St. Louis Post-Dispatch ("Post-Dispatch"). Full run advertising volume (linage in inches) increased 2.3 percent at the Post-Dispatch for the first quarter of 1998. Advertising volume was also up at The Arizona Daily Star ("Star"), increasing 3.1 percent. In the fourth quarter of 1997 and the first quarter of 1998, varying rate increases were implemented at the Post-Dispatch, Star and most of the Company's community newspaper properties.

         Circulation revenues for the first quarter decreased 1.1 percent to $22.2 million in the first quarter of 1998 from $22.4 million in the prior year quarter. The lower circulation revenues reflect declines in paid circulation at the Post-Dispatch and Star.

         Other publishing revenues increased $836,000, or 8.8 percent, in the first quarter of 1998, resulting primarily from higher preprint revenue at the Post-Dispatch.

         Operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the publishing segment, excluding the St. Louis Agency adjustment, increased 6.3 percent to $74.1 million for the 1998 first quarter compared to $69.8 million for the same period in the prior year. The increase reflected the impact of higher newsprint prices which increased newsprint costs by $1.7 million and higher overall personnel costs of $1.6 million.

         Operating income from the Company's publishing activities for the first quarter of 1998 decreased 3 percent to $10.8 million from $11.2 million. The decrease was due to higher operating expenses.

         Fluctuations in the price of newsprint significantly impact the results of the Company's publishing segment, where newsprint expense accounts for approximately 20 percent of the segment's total operating costs. For the first quarter of 1998, the Company's average cost for newsprint was approximately $600 per metric ton, compared to approximately $530 per metric ton in the 1997 first quarter. Since the end of the first quarter, the Company's cost of newsprint has remained in the range of $600 per metric ton. In the second quarter of 1997, the Company's cost of newsprint was approximately $550 per metric ton.

BROADCASTING

         Broadcasting operating revenues for the first quarter of 1998 increased 6 percent, to $53.2 million from $50.2 million in the first quarter of 1997. Local spot advertising increased 7.4 percent and national spot advertising increased 5.4 percent.

         Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the first quarter of 1998 increased 2.6 percent, to $36.3 million from $35.4 million in the first quarter of the prior year. The increase was primarily attributable to higher overall personnel costs of approximately $1.3 million.

         Operating income from the broadcasting segment increased 14.1 percent to $16.9 million from $14.8 million, due primarily to the current year increase in local and national advertising revenue.

LIQUIDITY AND CAPITAL RESOURCES

         Outstanding debt, inclusive of the short-term portion of long-term debt, as of March 31, 1998, was $185.4 million, unchanged from the balance at December 31, 1997. The Company's borrowings consist primarily of fixed-rate senior notes with The Prudential Insurance Company of America ("Prudential"). Under a variable rate credit agreement with The First National Bank of Chicago, as Agent, for a group of lenders, the Company has a $50 million line of credit available through June, 2001 (the "FNBC Credit Agreement"). No amount is currently borrowed under the FNBC Credit Agreement.

         The Company's Senior Note Agreements with Prudential and the FNBC Credit Agreement require it to maintain certain financial ratios, place restrictions on the payment of dividends and prohibit new borrowings, except as permitted thereunder.

         As of March 31, 1998, commitments for capital expenditures were approximately $17.6 million, relating to normal capital equipment replacements (including Year 2000 projects in-process) and the cost of a building project at the Louisville broadcasting property. Capital expenditures to be made in fiscal 1998 are estimated to be in the range of $25 to $30 million. Commitments for film contracts and license fees as of March 31, 1998 were approximately $30.5 million. In addition, as of March 31, 1998, the Company had capital contribution commitments of approximately $12.5 million related to investments in two limited partnerships.

         At March 31, 1998, the Company had working capital of $108.6 million and a current ratio of 2.5 to 1. This compares to working capital of $99.3 million and a current ratio of 2.32 to 1 at December 31, 1997.

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

         In 1995, the Company began reviewing and preparing its information systems and applications for the Year 2000. For the Company, this process involves the replacement of aging hardware and software to address most of its Year 2000 issues. A significant portion of the Company's information systems were scheduled to be replaced during the next few years, irrespective of the Year 2000 Issue. The Company plans to have substantially all of the system and application changes completed by June 30, 1999.

         The Company expects to incur internal staff costs, as well as consulting and other expenditures, to install new information systems and modify existing systems during the next twelve to fifteen months. The remaining cost of new hardware and software to address year 2000 issues, as well as to replace aging systems, is estimated at approximately $12.9 million. These capital expenditures have been considered in the Company's normal capital budgeting process and will be funded through operating cash flows. Year 2000 related maintenance and modification costs, which will be expensed as incurred, are not expected to be significant.

DIGITAL TELEVISION

         The Company is required to construct digital television facilities for its Orlando television station, WESH. The station must broadcast digitally by November 1, 1999 in order to comply with Federal Communications Commission ("FCC") rules. The deadline for constructing digital facilities at the Company's other television stations is May 1, 2002. The Company is currently considering available options to comply with the FCC's timetable and expects that capital expenditures required over the next several years to construct digital facilities will be funded through normal operating cash flows.

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


                                             PULITZER PUBLISHING COMPANY
                                                  (Registrant)

Date:  May 12, 1998                          /s/  Ronald H. Ridgway
                                             ----------------------------
                                                (Ronald H. Ridgway)
                                             Director; Senior Vice-President-
                                             Finance (on behalf of the
                                             Registrant and as principal
                                             financial officer)

                                  EXHIBIT INDEX


               EXHIBIT NUMBER                        TITLE OR DESCRIPTION


                     27                             Financial Data Schedule