Form 10-Q
period 1998-06-30
PULITZER PUBLISHING CO
filed 1998-08-12
CIK 805357

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------


                                    FORM 10-Q
         (Mark One)
         /x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 1998
                                        -------------
                                       OR
         / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________to_________________

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

                         ------------------------------

                     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    CLASS                   OUTSTANDING 7/31/98
             ----------------------       ----------------------

                COMMON STOCK                     7,076,119
             CLASS B COMMON STOCK               15,385,644

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(Unaudited)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                     Second Quarter Ended             Six Months Ended
                                                           June 30,                       June 30,
                                                   ------------------------      ------------------------
                                                     1998           1997           1998           1997
                                                   ---------      ---------      ---------      ---------
OPERATING REVENUES - NET:
    Advertising                                    $  62,086      $  58,446      $ 119,807      $ 112,373
    Circulation                                       21,824         21,755         44,022         44,189
    Other                                             10,305         10,104         20,615         19,578
                                                   ---------      ---------      ---------      ---------
              Total operating revenues                94,215         90,305        184,444        176,140
                                                   ---------      ---------      ---------      ---------

OPERATING EXPENSES:
  Operations                                          37,212         35,511         74,526         70,044
  Selling, general and administrative                 34,949         33,019         68,396         64,893
  General corporate expense                            1,223          1,372          2,640          2,756
  St. Louis Agency adjustment                          5,593          5,500         10,863         10,429
  Depreciation and amortization                        3,444          3,387          6,823          6,736
                                                   ---------      ---------      ---------      ---------
              Total operating expenses                82,421         78,789        163,248        154,858
                                                   ---------      ---------      ---------      ---------

  Operating income                                    11,794         11,516         21,196         21,282

  Interest income                                      1,114          1,051          2,156          2,501
  Net other expense                                     (886)          (240)        (1,176)          (560)
                                                   ---------      ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME TAXES                   12,022         12,327         22,176         23,223

PROVISION FOR INCOME TAXES                             5,114          5,228          9,497          9,894
                                                   ---------      ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS                      6,908          7,099         12,679         13,329

INCOME FROM DISCONTINUED OPERATIONS,
  NET OF TAX (Note 3)                                 15,793         12,582         23,987         18,847
                                                   ---------      ---------      ---------      ---------

NET INCOME                                         $  22,701      $  19,681      $  36,666      $  32,176
                                                   =========      =========      =========      =========

BASIC EARNINGS PER SHARE OF STOCK:
  Income from continuing operations                $    0.31      $    0.32      $    0.57      $    0.60
  Income from discontinued operations                   0.71           0.57           1.08           0.86
                                                   ---------      ---------      ---------      ---------

  Earnings per share                               $    1.02      $    0.89      $    1.65      $    1.46
                                                   =========      =========      =========      =========

  Weighted average number of shares outstanding       22,344         22,081         22,289         22,054
                                                   =========      =========      =========      =========

DILUTED EARNINGS PER SHARE OF STOCK:
  Income from continuing operations                $    0.30      $    0.32      $    0.56      $    0.60
  Income from discontinued operations                   0.70           0.56           1.06           0.84
                                                   ---------      ---------      ---------      ---------

  Earnings per share                               $    1.00      $    0.88      $    1.62      $    1.44
                                                   =========      =========      =========      =========

  Weighted average number of shares outstanding       22,756         22,413         22,685         22,396
                                                   =========      =========      =========      =========

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(Unaudited)
(IN THOUSANDS)

                                                                              June 30,     December 31,
                                                                                1998           1997
                                                                            ------------   ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                 $    101,408   $     62,749
  Trade accounts receivable (less allowance for
    doubtful accounts of  $1,708 and $1,626)                                      35,950         35,002
  Inventory                                                                        2,898          5,265
  Prepaid expenses and other                                                       8,589         11,587
                                                                            ------------   ------------

              Total current assets                                               148,845        114,603
                                                                            ------------   ------------

PROPERTIES:
  Land                                                                             5,625          5,991
  Buildings                                                                       41,516         39,446
  Machinery and equipment                                                         92,570         89,484
  Construction in progress                                                         7,739          4,042
                                                                            ------------   ------------
              Total                                                              147,450        138,963
  Less accumulated depreciation                                                   67,950         64,166
                                                                            ------------   ------------

              Properties - net                                                    79,500         74,797
                                                                            ------------   ------------

INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of amortization                                        182,488        185,124
  Receivable from The Herald Company                                              38,136         39,733
  Net assets of Broadcasting Business (Note 3)                                    30,538         36,069
  Other                                                                           20,170         13,985
                                                                            ------------   ------------

              Total intangible and other assets                                  271,332        274,911
                                                                            ------------   ------------

                   TOTAL                                                    $    499,677   $    464,311
                                                                            ============   ============

                                                                                    (Continued)

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(Unaudited)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    June 30,      December 31,
                                                                      1998           1997
                                                                    ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                            $  11,047      $  12,193
  Salaries, wages and commissions                                       8,598         10,523
  Income taxes payable                                                  6,214          3,070
  Acquisition payable                                                   9,804          9,804
  Other                                                                 6,840          3,183
                                                                    ---------      ---------
              Total current liabilities                                42,503         38,773
                                                                    ---------      ---------

PENSION OBLIGATIONS                                                    21,970         21,165
                                                                    ---------      ---------

POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                  89,129         89,350
                                                                    ---------      ---------

OTHER LONG-TERM LIABILITIES                                             4,204          4,246
                                                                    ---------      ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 25,000,000 shares
    authorized; issued and outstanding - none
  Common stock, $.01 par value; 100,000,000 shares authorized;
    issued - 7,026,173 in 1998 and 6,797,895 in 1997                       70             68
  Class B common stock, convertible, $.01 par value; 50,000,000 shares authorized; issued - 27,089,494 in 1998 and
    27,125,247 in 1997                                                    271            271
  Additional paid-in capital                                          140,037        135,542
  Retained earnings                                                   389,466        362,828
                                                                    ---------      ---------
              Total                                                   529,844        498,709
  Treasury stock - at cost; 25,519 and 24,660 shares of common stock in 1998 and 1997, respectively, and 11,700,850 shares
    of Class B common stock in 1998 and 1997                         (187,973)      (187,932)
                                                                    ---------      ---------
              Total stockholders' equity                              341,871        310,777
                                                                    ---------      ---------

                   TOTAL                                            $ 499,677      $ 464,311
                                                                    =========      =========

                                                                           (Concluded)

See notes to consolidated financial statements

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(IN THOUSANDS)

                                                                         Six Months Ended
                                                                             June 30,
                                                                     ------------------------
                                                                        1998          1997
                                                                     ---------      ---------
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                                  $  12,679      $  13,329
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                         3,876          3,814
    Amortization                                                         2,947          2,922
    Deferred income taxes                                                  155            654
    Changes in assets and liabilities (net of the effects of the purchase and sale of properties) which provided (used) cash:
        Trade accounts receivable                                         (948)          (286)
        Inventory                                                        2,367           (745)
        Other assets                                                     2,705         (4,330)
        Trade accounts payable and other liabilities                    (2,229)           603
        Income taxes payable                                             3,144           (101)
                                                                     ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               24,696         15,860
                                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (9,312)        (5,387)
  Purchase of publishing properties                                     (1,998)
  Investment in joint ventures and limited partnerships                 (4,620)          (675)
  Sale of publishing property                                            2,590
  Decrease in notes receivable                                               5          4,972
                                                                     ---------      ---------

NET CASH USED IN INVESTING ACTIVITIES                                  (13,335)        (1,090)
                                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                        (6,676)        (5,727)
  Proceeds from exercise of stock options                                3,841          2,033
  Proceeds from employee stock purchase plan                               656
  Purchase of treasury stock                                               (41)           (28)
                                                                     ---------      ---------

NET CASH USED IN FINANCING ACTIVITIES                                   (2,220)        (3,722)
                                                                     ---------      ---------

CASH PROVIDED BY CONTINUING OPERATIONS                                   9,141         11,048
                                                                     ---------      ---------

DISCONTINUED OPERATIONS (Note 3)
  Operating activities                                                  35,099         28,667
  Investing activities                                                  (5,376)        (8,889)
  Financing activities                                                    (205)       (26,705)
                                                                     ---------      ---------

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                      29,518         (6,927)
                                                                     ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               38,659          4,121

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          62,749         73,052
                                                                     ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 101,408      $  77,173
                                                                     =========      =========


See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.    BASIS OF PRESENTATION

On May 25, 1998, Pulitzer Publishing Company (the "Company"), Pulitzer Inc., (a newly-organized wholly-owned subsidiary of the Company ("Newco")), and Hearst-Argyle Television, Inc. ("Hearst-Argyle") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Hearst-Argyle will acquire the Company's Broadcasting Business (see Note 3) (the "Merger"). Prior to the Spin-off (as defined below), the Company intends to borrow $700 million, which may be secured by the assets of the Broadcasting Business. Out of the proceeds of this new debt, the Company will pay the existing Company debt and any costs arising as a result of the Merger and related transactions. Prior to the Merger, the balance of the proceeds of this new debt, together with the Company's publishing assets and liabilities, will be contributed by the Company to Newco pursuant to a Contribution and Assumption Agreement (the "Contribution"). Pursuant to the Merger Agreement, Hearst-Argyle will assume the new debt following the consummation of the Spin-off and Merger.

Immediately following the Contribution, the Company will distribute to each holder of Company Common Stock one fully-paid and nonassessable share of Newco Common Stock for each share of Company Common Stock held and to each holder of Company Class B Common Stock one fully-paid and nonassessable share of Newco Class B Common Stock for each share of Company Class B Common Stock held (the "Distribution"). The Contribution and Distribution collectively constitute the "Spin-off."

The Company's obligation to consummate the Spin-off and the Merger is subject to the fulfillment of various regulatory approvals and approval by the stockholders of both the Company and Hearst-Argyle. The controlling stockholders of both Hearst-Argyle and the Company have agreed to vote in favor of the Merger and related transactions. The Spin-off and Merger are anticipated to be completed by year-end 1998.

Following the consummation of the Spin-off and Merger, Newco will be engaged primarily in the business of newspaper publishing. For financial reporting purposes, Newco is the continuing stockholder interest and will retain the Pulitzer name.

Results of the Company's newspaper publishing and related new media businesses are reported as continuing operations in the statements of consolidated income. The results of the Company's Broadcasting Business are reported as "Discontinued Operations" (see Note 3).

2.    ACCOUNTING POLICIES

Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Pulitzer Publishing Company's financial position as of June 30, 1998, results of operations for the three and six-month periods ended June 30, 1998 and 1997 and cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Fiscal Year and Fiscal Quarters - The Company's fiscal year and second fiscal quarter end on the Sunday coincident with or prior to December 31 and June 30, respectively. For ease of presentation, the Company has used December 31 as the year end and June 30 as the second quarter end.

Earnings Per Share of Stock - Basic earnings per share of stock is computed using the weighted average number of Common and Class B Common shares outstanding during the applicable period. Diluted earnings per share of stock is computed using the weighted average number of Common and Class B Common shares outstanding and common stock equivalents (outstanding stock options). Weighted average shares of Common and Class B Common Stock and common stock equivalents used in the calculation of basic and diluted earnings per share are summarized as follows:

                                                 Second Quarter Ended      Six Months Ended
                                                        June 30,               June 30,
                                                 --------------------      ----------------
                                                     1998        1997      1998       1997
                                                                 (In thousands)
Weighted average shares outstanding (Basic EPS)      22,344     22,081     22,289     22,054
Stock option equivalents                                412        332        396        342
                                                     ------     ------     ------     ------
Weighted average shares outstanding and
 stock option equivalents (Diluted EPS)              22,756     22,413     22,685     22,396
                                                     ======     ======     ======     ======

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

Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement established standards for the reporting and display of Comprehensive Income and its components. This statement is required to be implemented in financial statements issued for periods ending after December 15, 1997. For the six-month periods ended June 30, 1998 and 1997, the Company did not incur items to be reported in "Comprehensive Income" that were not already included in the reported "net income". As a result, comprehensive income and net income were the same for these periods.

Reclassifications - Certain reclassifications have been made to the 1997 consolidated financial statements to conform with the 1998 presentation.

3.    DISCONTINUED OPERATIONS

Discontinued operations represent the Company's Broadcasting Business as follows: Pulitzer Broadcasting Company, a wholly-owned subsidiary of the Company, and its wholly-owned subsidiaries, WESH Television, Inc.; WDSU Television, Inc.; and KCCI Television, Inc.; (collectively "Broadcasting" or "Broadcasting Business"), own and operate nine network-affiliated television stations and five radio stations. Broadcasting's television properties represent market sizes from Omaha, Nebraska to Orlando, Florida and include operations in the northeast, southeast, midwest and southwest. Three of Broadcasting's five radio stations, representing the significant portion of its radio operations, are located in Phoenix, Arizona.

The assets and liabilities of the Broadcasting Business are classified in the statements of consolidated financial position as "Net Assets of Broadcasting Business" and consist of the following:

                                                      June 30,  December 31,
                                                       1998         1997
                                                        (In thousands)
Trade accounts receivable - net                      $ 50,863     $ 50,880
Program rights                                          3,054        7,866
Other current assets                                    1,306        1,260
                                                     --------     --------
    Total current assets                               55,223       60,006
Properties - net                                       84,072       87,017
Intangible assets                                      98,670      102,493
Other assets                                            7,904        7,172
                                                     --------     --------

      Total assets of Broadcasting Business           245,869      256,688
                                                     --------     --------

Trade accounts payable and accrued expenses            10,335       10,226
Current portion of long-term debt                      12,705       12,705
Interest payable                                        5,640        5,677
Program contracts payable                               2,728        7,907
                                                     --------     --------
    Total current liabilities                          31,408       36,515
Long-term debt                                        172,500      172,705
Long term employee benefit obligations                  8,901        8,100
Other long term liabilities                             2,522        3,299
                                                     --------     --------

      Total liabilities of Broadcasting Business      215,331      220,619
                                                     --------     --------

Net assets of Broadcasting Business                  $ 30,538     $ 36,069
                                                     ========     ========

The net income from operations of the Broadcasting Business, without allocation of any general corporate expense, is reflected in the statements of consolidated income as "Income from Discontinued Operations" and is summarized as follows:

                                          Second Quarter Ended                Six Months Ended
                                                June 30,                          June 30,
                                      -----------------------------     -----------------------------
                                          1998            1997             1998             1997
                                      -------------    ------------     ------------    -------------
                                             (In thousands)                    (In thousands)
       Operating revenues                   $66,603         $61,093         $119,773         $111,264

       Operating income                      29,375          24,818           46,290           39,637

       Interest expense                       3,463           4,174            6,925            8,699

       Income before provision for
           income taxes                      25,912          20,644           39,365           30,938

       Provision for income taxes            10,119           8,062           15,378           12,091

       Net income                            15,793          12,582           23,987           18,847

       Depreciation and amortization          5,500           5,850           11,051           11,684

Pursuant to the Merger Agreement, the Company's existing long-term debt will be repaid with new long-term borrowings prior to the Merger. In addition, the new borrowings will be assumed by Hearst-Argyle at the time of the Merger. Accordingly, all of the Company's long-term debt balances and related interest expense are allocated to the Broadcasting Business and reported as discontinued operations in the consolidated financial statements (see Note 1).

4.    DIVIDENDS

In the first quarter of 1998, two dividends of $0.15 per share were declared, payable on February 2, 1998 and May 1, 1998. In the second quarter of 1998, a dividend of $0.15 per share was declared, payable on August 3, 1998.

In the first quarter of 1997, two dividends of $0.13 per share were declared, payable on February 3, 1997 and May 1, 1997. In the second quarter of 1997, a dividend of $0.13 per share was declared, payable on August 1, 1997. In the third quarter of 1997, a dividend of $0.13 per share was declared, payable on November 1, 1997.

5.    COMMITMENTS AND CONTINGENCIES

At June 30, 1998, the Company and its subsidiaries had construction and equipment commitments of approximately $9,263,000 related to continuing operations and $2,347,000 related to discontinued operations. The Company's commitment for broadcasting program contracts payable and license fees at June 30, 1998 was approximately $29,672,000.

The Company is an investor in two limited partnerships requiring future captial contributions. As of June 30, 1998, the Company's unfunded capital contribution commitment related to these investments was approximately $8,243,000.

The Company and its subsidiaries are defendants in a number of lawsuits, some of which claim substantial amounts. While the results of litigation cannot be predicted, management believes, after consultation with legal counsel, the ultimate outcome of such litigation will not have a material adverse effect on the consolidated financial statements of the Company and its subsidiaries.

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

GENERAL

         The Company's operating revenues are significantly influenced by a number of factors, including overall advertising expenditures, the appeal of newspapers in comparison to other forms of advertising, the performance of the Company in comparison to its competitors in specific markets, the strength of the national economy and general economic conditions and population growth in the markets served by the Company.

         The Company's business tends to be seasonal, with peak revenues and profits generally occurring in the fourth and, to a lesser extent, second quarters of each year as a result of increased advertising activity during the Christmas and spring holiday periods. The first quarter is historically the weakest quarter for revenues and profits.

RECENT EVENTS

         On May 25, 1998, Pulitzer Publishing Company (the "Company"), Pulitzer Inc., (a newly-organized wholly-owned subsidiary of the Company ("Newco")), and Hearst-Argyle Television, Inc. ("Hearst-Argyle") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Hearst-Argyle will acquire the Company's Broadcasting Business (the "Merger"). The Company will continue to engage in newspaper publishing and related new media businesses.

         The Company's historical basis in its non-broadcasting assets and liabilities will be carried over to Newco. The Merger, the Spin-off and the related transactions will be recorded as a reverse-spin transaction, and, accordingly, Newco's results of operations for periods reported prior to the consummation of the Merger, the Spin-off and related transactions will represent the historical results of operations previously reported by the Company. Because the Broadcasting Business represents an entire business segment that will be divested, its results are reported as discontinued operations in the Company's Consolidated Financial Statements. (See Notes 1 and 3 to the Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q.)

CONTINUING OPERATIONS--PUBLISHING

         Operating revenues for the second quarter and first six months of 1998 increased 4.3 percent and 4.7 percent, respectively, compared to the corresponding periods in the prior year. The gains primarily reflected higher advertising revenues.

        Newspaper advertising revenues increased $3.6 million (6.2 percent) in the second quarter and $7.4 million (6.6 percent) in the first six months of 1998 compared to the corresponding periods in the prior year. The current year increases resulted from advertising gains at the St. Louis Post-Dispatch ("Post-Dispatch"), The Arizona Daily Star ("Star") and the Pulitzer Community Newspaper group ("PCN"). Full run advertising volume (linage in inches) increased 0.5 percent at the Post-Dispatch and 3.8 percent at Star for the second quarter of 1998. For the first half of 1998, full run advertising volume increased 1.4 percent at the Post-Dispatch and 3.5 percent at Star. In the fourth quarter of 1997 and the first quarter of 1998, varying rate increases were implemented at the Post-Dispatch, Star and most of the PCN properties.

         Circulation revenues for the second quarter and first half of 1998 experienced only slight fluctuations from the corresponding periods of the prior year, increasing 0.3 percent for the quarter and declining 0.4 percent for the six-month period.

         Other publishing revenues increased $201,000 (2 percent) in the second quarter and $1 million (5.3 percent) in the first six months of 1998, reflecting higher preprint revenues and Internet subscriber fees.

         Operating expenses (including selling, general and administrative expenses, general corporate expense and depreciation and amortization), excluding the St. Louis Agency adjustment, for the second quarter and first six months of 1998 increased 4.8 percent and 5.5 percent, respectively, compared to the corresponding periods in the prior year. The current year increases were attributable to higher overall personnel costs ($1.5 million second quarter and $3.1 million - year to date), higher newsprint costs ($833,000 - second quarter and $2.5 million - year to date), and increases in promotion costs ($528,000 - second quarter and $572,000 - year to date).

         Operating income for the second quarter of 1998 increased to $11.8 million (2.4 percent) reflecting higher advertising revenues in the current year. For the first half of 1998, operating income declined slightly to $21.2 million (0.4 percent) as higher newsprint and personnel costs offset advertising revenue gains.

         Interest income for the second quarter of 1998 increased $63,000 (6 percent) due to a slightly higher average balance of invested funds. For the first six months of 1998, interest income declined $345,000 (13.8 percent) due to a lower average balance of invested funds.

         Net other expense for the second quarter and first six months of 1998 increased $646,000 and $616,000, respectively, due to a one-time charge of $869,000 related to the sale of the Haverhill Gazette on June 1, 1998.

         The effective income tax rates for the second quarter and first six months of 1998 were 42.5 percent and 42.8 percent, respectively, compared to
42.4 percent and 42.6 percent, respectively, in the corresponding prior year periods. The Company expects that its effective tax rate related to continuing operations will be in the 42 to 43 percent range for the full year of 1998 (exclusive of any non-recurring items related to the Spin-off and Merger).

         Income from continuing operations in the 1998 second quarter declined
2.7 percent to $6.9 million, or $0.30 per diluted share, compared with $7.1 million, or $0.32 per diluted share, in the second quarter of 1997. Income from continuing operations for the first six months of 1998 decreased 4.9 percent to $12.7 million, or $0.56 per diluted share, compared with $13.3 million, or $0.60 per diluted share, a year ago. The declines reflected higher personnel and newsprint costs and the after-tax loss on the sale of the Haverhill Gazette of $531,000 ($0.02 per diluted share).

         Fluctuations in the price of newsprint significantly impact the results of the Company's newspaper operations, where newsprint expense accounts for approximately 20 percent of total operating costs. For the first half of 1998, the Company's average cost for newsprint was approximately $600 per metric ton, compared to approximately $540 per metric ton in 1997. Since the end of the second quarter, the Company's cost of newsprint has been in the range of $575 per metric ton. The Company has been informed by some of its suppliers of a plan to increase the price of newsprint by approximately $40 per metric ton on September 1, 1998. In the second half of 1997, the Company's average cost of newsprint was approximately $585 per metric ton.

DISCONTINUED OPERATIONS--BROADCASTING

         Broadcasting operating revenues for the second quarter and first six months of 1998 increased 9 percent and 7.6 percent, respectively, over the comparable 1997 periods. Local spot advertising increased 6.7 percent and 7 percent, respectively, for the second quarter and first six months of 1998, and national spot advertising increased 13 percent and 9.7 percent, respectively, for the second quarter and six-month period. The current year comparisons reflect the impact of increased political advertising of approximately $4 million and $4.2 million, respectively, in the second quarter and first six months of 1998.

        Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the second quarter of 1998 increased to $37.2 million (2.6 percent) and for the first six months increased to $73.5 million (2.6 percent) compared to the prior year periods. The increases were primarily attributable to higher overall personnel costs of $1.4 million and $2.6 million for the second quarter and first six months of 1998, respectively.

         Broadcasting operating income in the 1998 second quarter increased 18.4 percent to $29.4 million and in the first six months increased 16.8 percent to $46.3 million. The increases for both periods resulted from higher advertising revenues.

         Interest expense declined $711,000 in the 1998 second quarter and $1.8 million in the first six months due to lower average debt levels. The Company's average debt level for the second quarter and first six months of 1998 decreased to $185.2 million and $185.3 million from $227.7 million and $239.9 million in the respective periods of the prior year. The Company's average interest rate for both the second quarter and first six months of 1998 increased to 7.5 percent from 7.3 percent in both prior year periods. The lower average debt levels and higher average interest rates in the first half of 1998 reflected the payment of variable rate credit agreement borrowings during the last three quarters of 1997.

         The effective income tax rates for the second quarter and first six months of 1998 were 39.1 percent, unchanged from the corresponding periods in the prior year. The Company expects that the effective tax rate related to broadcasting operations will be approximately 39 percent for the full year of 1998.

         Income from discontinued operations in the 1998 second quarter increased 25.5 percent to $15.8 million, or $0.70 per diluted share, compared with $12.6 million, or $0.56 per diluted share, in the second quarter of 1997. Income from discontinued operations for the first six months of 1998 increased
27.3 percent to $24 million, or $1.06 per diluted share, compared with $18.8 million, or $0.84 per diluted share, a year ago. The gains reflected increases in broadcasting advertising revenues.

LIQUIDITY AND CAPITAL RESOURCES

         Pursuant to the Merger Agreement, the Company's existing long-term debt will be repaid with new long-term borrowings prior to the Merger. In addition, the new borrowings will be assumed by Hearst-Argyle at the time of the Merger. Accordingly, all of the Company's long-term debt balances are allocated to the Broadcasting Business and included in "Net Assets of the Broadcasting Business" in the consolidated statements of financial position (see Item 1 of this Report on Form 10-Q). Outstanding debt, inclusive of the short-term portion of long-term debt, as of June 30, 1998, was $185.2 million compared to $185.4 million at December 31, 1997. The Company's borrowings consist primarily of fixed-rate senior notes with The Prudential Insurance Company of America ("Prudential"). Under a variable rate credit agreement with The First National Bank of Chicago, as Agent, for a group of lenders, the Company has a $50 million line of credit available through June, 2001 (the "FNBC Credit Agreement"). No amount is currently borrowed under the FNBC Credit Agreement.

         The Company's Senior Note Agreements with Prudential and the FNBC Credit Agreement require it to maintain certain financial ratios, place restrictions on the payment of dividends and prohibit new borrowings, except as permitted thereunder.

         As of June 30, 1998, commitments for capital expenditures were approximately $11.6 million, relating to normal capital equipment replacements (including Year 2000 projects in-process) and the cost of a building project for the Louisville, Kentucky broadcasting property. Capital expenditures to be made in fiscal 1998 are estimated to be in the range of $25 to $30 million. Commitments for film contracts and license fees at broadcasting locations as of June 30, 1998 were approximately $29.7 million. In addition, as of June 30, 1998, the Company had capital contribution commitments of approximately $8.2 million related to investments in two limited partnerships.

         At June 30, 1998, the Company had working capital of $106.3 million and a current ratio of 3.50 to 1. This compares to working capital of $75.8 million and a current ratio of 2.96 to 1 at December 31, 1997.

         The Company from time to time considers acquisitions of newspaper and other properties when favorable investment opportunities are identified. In the event an investment opportunity is identified, management expects that it would be able to arrange financing on terms and conditions satisfactory to the Company.

         The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, film contract and license fees, working capital requirements, debt installments and dividend payments.

SPIN-OFF AND MERGER

         Prior to the Spin-off and Merger, the Company intends to borrow
$700 million which will provide sufficient funds to pay the existing Company debt and the costs of the Spin-off and Merger discussed below. Pursuant to the Merger Agreement, Hearst-Argyle will assume the new debt following the consummation of the Spin-off and Merger. (See Note 1 to the Company's Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q.)

         In connection with the Spin-off and Merger, the Company will incur new long-term borrowings, prepay existing Company debt, and make several one-time payments near the dates of the Spin-off and Merger. The Company will incur a prepayment penalty related to the prepayment of existing Company debt with Prudential. Based upon current interest rates, the prepayment penalty would be approximately $15.9 million. Professional fees to be incurred related to the Spin-off and Merger are estimated in the range of $37 million. Management bonuses to be paid at the date of the Merger are estimated at approximately $11.6 million. Pursuant to the Merger Agreement, the Company will cash-out all outstanding stock options at the date of the Merger. Based upon outstanding options and the Company's Common Stock market price as of July 31, 1998, payments to employee option holders of approximately $49.8 million would have been required. It is anticipated that a portion of the option cash-out and bonus payments will be deferred at the time of the Merger and paid at a future date. The Company expects to realize tax benefits related to the long-term debt prepayment penalty, option cash-out payments and bonus payments. The preceding amounts represent estimates based upon current information available to management of the Company. The final actual amounts will likely differ from the estimates.

         To the extent a gain is generated by the Spin-off and Merger, a corporate-level income tax will be due. The gain is measured by the excess, if any, of the fair market value of Newco stock distributed by the Company to its stockholders in the Spin-off over the Company's adjusted tax basis in such Newco stock immediately prior to the distribution. On July 31, 1998, the fair market value of Newco stock would be estimated as the difference between the closing price of the Company's Common Stock on July 31, 1998 ($84.81) and the fair market value for the Broadcasting Business of $51.20 per share, as indicated by the value ($1.15 billion) Hearst-Argyle is exchanging for the Company's Common Stock (22,461,763 shares at July 31, 1998). Using a fair market value of $33.61(the excess of $84.81 over $51.20) per common share for the Newco stock, no gain (or tax) would result from the Spin-off and Merger because the adjusted tax basis of the Newco stock would be approximately $33.79 per share. However, if the fair market value of the Newco stock was $40 per share, for example, the estimated tax related to the gain would be approximately $55 million. The actual gain and related income tax will depend on the fair market value and the Company's adjusted tax basis in the Newco stock at the time of the Spin-off.

         In connection with the September 1986 purchase of the Company's Class
B Common Stock from certain selling stockholders (the "1986 Selling Stockholders"), the Company agreed under certain circumstances to make an additional payment to the 1986 Selling Stockholders in the event that a Gross-Up Transaction occurred prior to May 13, 2001. A Gross-Up Transaction was defined to mean, among other transactions, (i) any merger, in any transaction or series of related transactions, of more than 85 percent of the voting securities or equity of, the Company pursuant to which holders of Common Stock receive securities other than the Common Stock of the Company and (ii) any recapitalization, dividend or distribution, or series of related recapitalizations, dividends or distributions, in which holders of Common Stock receive securities (other than Common Stock) having a Fair Market Value of not less than 33 1/3 percent of the Fair Market Value of the shares of Common Stock immediately prior to such transaction. The amount of the additional payment, if any, would equal (x) the product of (i) the amount by which the Transaction Proceeds (as defined) exceeds the Imputed Value (as defined) multiplied by (ii) the Applicable Percentage (i.e., 50 percent for the period from May 13, 1996 through May 12, 2001) multiplied by (iii) the number of shares of Common Stock issuable upon conversion of the shares of Class B Common Stock owned by the Selling Stockholders, adjusted for, among other things, stock dividends and stock splits; less (y) the sum of any additional payments previously received by the Selling Stockholders; provided, however, that in the event of any dividend the amount by which the Transaction Proceeds exceeds the Imputed Value shall not exceed the amount distributed pursuant to such dividend in respect of one share of Common Stock.

         The term "Transaction Proceeds" was defined to mean, in the case of a merger, the aggregate Fair Market Value of the consideration received pursuant thereto by the holder of one share of Common Stock, and, in the case of a dividend, the aggregate Fair Market Value of the amounts distributed in respect of one share of Common Stock plus the aggregate Fair Market Value of one share of the Common Stock following such transaction. The "Imputed Value" for one share of Common Stock on a given date was defined to mean an amount equal to $28.82 compounded annually from May 12, 1986 to such given date at the rate of 15 percent per annum. There was no specific provision for adjustment of the $28.82 amount, but if it were adjusted to reflect all stock dividends and stock splits of the Company since September 30, 1986, it would now equal $15.72, which if compounded annually from May 12, 1986 at the rate of 15 percent per annum would now equal $84.11. The result of compounding $28.82 annually from May 12, 1986 to May 12, 1998 at the rate of 15 percent per annum is $154.19.

         Fair Market Value, in the case of any consideration other than cash received in a Gross-Up Transaction, was defined to mean the fair market value thereof as selected by a Valuation Firm selected by the Company and a Valuation Firm selected by the Selling Stockholders, or, if the two Valuation Firms do not agree on the fair market value, the fair market value of such consideration as determined by a third Valuation Firm selected by the two other Valuation Firms. Any such agreement or determination shall be final and binding on the parties.

         Accordingly, as a result of the foregoing and other possible variables, the amount of additional payments, if any, which may be payable by Newco with respect to the Merger and the Distribution cannot be determined at this time. However, if the Distribution were determined to be a Gross-Up Transaction and if the Fair Market Value of the Transaction Proceeds with respect to the Merger and the Distribution were determined to exceed the Imputed Value, then the additional payments to the Selling Stockholders would equal approximately $5.9 million for each $1.00 by which the Transaction Proceeds exceed the Imputed Value.

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

         The Company expects to incur internal staff costs, as well as consulting and other expenditures, to install new information systems and modify existing systems during the next nine to twelve months. At June 30, 1998, the remaining cost of new hardware and software to address Year 2000 issues, as well as to replace aging systems, is estimated at approximately $5.8 million. These capital expenditures have been considered in the Company's normal capital budgeting process and will be funded through operating cash flows. Year 2000 related maintenance and modification costs, which will be expensed as incurred, are not expected to be significant.

         The preceding discussion relates to the Company's continuing publishing operations only. The Company does not expect to incur significant costs to address Year 2000 issues at its broadcasting locations prior to the Merger, which is anticipated to close by year-end 1998.

DIGITAL TELEVISION

         The Company's Orlando television station, WESH, is required to construct digital television facilities in order to broadcast digitally by November 1, 1999 and comply with Federal Communications Commission ("FCC") rules. The deadline for constructing digital facilities at the Company's other television stations is May 1, 2002. The Company is currently considering available options to comply with the FCC's timetable but does not expect to incur significant capital expenditures to construct digital facilities prior to the Merger.

                           PART II. OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (a)      The Annual Meeting of Stockholders was held on June 3, 1998.

         (b)      The following directors were elected at the Annual Meeting of
                  Stockholders:

                  David E. Moore
                  Ken J. Elkins
                  Nicholas G. Penniman IV

                  The following directors continued their term of office after the Annual Meeting of Stockholders:

                  Michael E. Pulitzer
                  Ronald H. Ridgway
                  William Bush
                  Emily Rauh Pulitzer
                  Alice B. Hayes
                  James M. Snowden, Jr.

         (c) The following nominees for election as director received the votes indicated:

                                                                For            Withheld         Abstain
                                                            -----------        --------         -------
                  David E. Moore                            160,344,506         107,257             0
                  Ken J. Elkins                             160,353,178         118,585             0
                  Nicholas G. Penniman IV                   160,353,621         118,142             0

                  The selection of Deloitte & Touche as the Company's independent auditors was approved by the vote indicated:

                  For:                                      160,467,043
                  Against:                                        1,582
                  Broker non-votes:                                   0
                  Abstain:                                        3,138

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      The following exhibit is filed as part of this report:

                  27-1     Financial Data Schedule for 1998 Second Quarter

                  27-2     Restated Financial Data Schedule for 1997 Second
                           Quarter

                  The following exhibit is incorporated herein by reference to
                  Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 10, 1998:

                  10.1 Agreement and Plan of Merger by and among Pulitzer Publishing Company, Pulitzer Inc. and Hearst-Argyle Television, Inc., dated May 25, 1998.

          (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K on June 10, 1998.

All other items of this report are not applicable for the current quarter.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PULITZER PUBLISHING COMPANY
                                               (Registrant)

Date:  August 12, 1998                        /s/  Ronald H. Ridgway
                                       ---------------------------------------
                                                 (Ronald H. Ridgway)
                                       Director; Senior Vice-President-Finance
                                         (on behalf of the Registrant and
                                          as principal financial officer)

                                  EXHIBIT INDEX


        EXHIBIT NUMBER                              TITLE OR DESCRIPTION
        --------------                              --------------------
            27-1                                    Financial Data Schedule for 1998 Second Quarter

            27-2                                    Restated Financial Data Schedule for 1997 Second Quarter