Form 10-Q
period 1998-09-30
PULITZER PUBLISHING CO
filed 1998-11-12
CIK 805357

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -------------------------------

                                    FORM 10-Q
           (Mark One)
           /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended SEPTEMBER 30, 1998
                                          ------------------
                                       OR
           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
           For the transition period from              to
                                         --------------  ----------------

                          COMMISSION FILE NUMBER 1-9329

                         -------------------------------

                           PULITZER PUBLISHING COMPANY
             (Exact name of registrant as specified in its charter)

                         -------------------------------

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

                         -------------------------------

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

                         -------------------------------

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                      CLASS                          OUTSTANDING 10/31/98
           ---------------------------            ---------------------------

                  COMMON STOCK                             7,102,022
              CLASS B COMMON STOCK                        15,382,780


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                                 Third Quarter Ended       Nine Months Ended
                                                    September 30,            September 30,
                                               ------------------------  -----------------------
                                                  1998         1997        1998         1997
                                               -----------  -----------  ----------   ----------
OPERATING REVENUES - NET:
    Advertising                                   $58,438      $55,872    $178,245     $168,245
    Circulation                                    22,172       21,573      66,194       65,762
    Other                                          10,153       10,061      30,768       29,639
                                               -----------  -----------  ----------   ----------
              Total operating revenues             90,763       87,506     275,207      263,646
                                               -----------  -----------  ----------   ----------

OPERATING EXPENSES:
  Operations                                       37,141       36,393     111,667      106,437
  Selling, general and administrative              33,595       32,597     101,991       97,490
  General corporate expense                         1,319        1,454       3,959        4,210
  St. Louis Agency adjustment                       5,063        4,320      15,926       14,749
  Depreciation and amortization                     3,415        3,077      10,238        9,813
                                               -----------  ----------   ----------   ----------
              Total operating expenses             80,533       77,841     243,781      232,699
                                               -----------  -----------  ----------   ----------

  Operating income                                 10,230        9,665      31,426       30,947

  Interest income                                   1,385          972       3,541        3,473
  Net other expense                                  (127)        (307)     (1,303)        (867)
                                               -----------  -----------  ----------   ----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE PROVISION FOR INCOME TAXES                11,488       10,330      33,664       33,553

PROVISION FOR INCOME TAXES                          4,891        4,417      14,388       14,311
                                               -----------  -----------  ----------   ----------

INCOME FROM CONTINUING OPERATIONS                   6,597        5,913      19,276       19,242

INCOME FROM DISCONTINUED OPERATIONS,
  NET OF TAX (Note 3)                               8,810        8,310      32,797       27,157
                                               -----------  -----------  ----------   ----------

NET INCOME                                        $15,407      $14,223     $52,073      $46,399
                                               ===========  ===========  ==========   ==========

BASIC EARNINGS PER SHARE OF STOCK:
  Income from continuing operations                 $0.30        $0.27       $0.86        $0.87
  Income from discontinued operations                0.39         0.37        1.47         1.23
                                               -----------  -----------  ----------   ----------
  Earnings per share                                $0.69        $0.64       $2.33        $2.10
                                               ===========  ===========  ==========   ==========

  Weighted average number of shares
    outstanding                                    22,449       22,151      22,343       22,088
                                               ===========  ===========  ==========   ==========

DILUTED EARNINGS PER SHARE OF STOCK:
  Income from continuing operations                 $0.29        $0.26       $0.85        $0.86
  Income from discontinued operations                0.39         0.37        1.44         1.21
                                               -----------  -----------  ----------   ----------
  Earnings per share                                $0.68        $0.63       $2.29        $2.07
                                               ===========  ===========  ==========   ==========

  Weighted average number of shares
    outstanding                                    22,806       22,489      22,726       22,427
                                               ===========  ===========  ==========   ==========



See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED)
(IN THOUSANDS)


                                                           September 30,        December 31,
                                                               1998                 1997
                                                           --------------      ---------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $107,291              $62,749
  Trade accounts receivable (less allowance for
    doubtful accounts of  $1,823 and $1,626)                      36,893               35,002
  Inventory                                                        2,427                5,265
  Prepaid expenses and other                                       7,359               11,587
                                                           --------------      ---------------

              Total current assets                               153,970              114,603
                                                           --------------      ---------------

PROPERTIES:
  Land                                                             5,650                5,991
  Buildings                                                       42,072               39,446
  Machinery and equipment                                         94,446               89,484
  Construction in progress                                         8,660                4,042
                                                           --------------      ---------------
              Total                                              150,828              138,963
  Less accumulated depreciation                                   69,971               64,166
                                                           --------------      ---------------

              Properties - net                                    80,857               74,797
                                                           --------------      ---------------

INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of amortization                        180,404              185,124
  Receivable from The Herald Company                              37,339               39,733
  Net assets of Broadcasting Business (Note 3)                    34,043               36,069
  Other                                                           21,552               13,985
                                                           --------------      ---------------

              Total intangible and other assets                  273,338              274,911
                                                           --------------      ---------------

                   TOTAL                                        $508,165             $464,311
                                                           ==============      ===============

                                                                                (Continued)

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                           September 30,        December 31,
                                                               1998                 1997
                                                           --------------      ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                         $11,563              $12,193
  Salaries, wages and commissions                                  8,608               10,523
  Income taxes payable                                               881                3,070
  Acquisition payable                                              9,804                9,804
  Other                                                            6,815                3,183
                                                           --------------      ---------------
              Total current liabilities                           37,671               38,773
                                                           --------------      ---------------

PENSION OBLIGATIONS                                               22,092               21,165
                                                           --------------      ---------------

POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                             88,784               89,350
                                                           --------------      ---------------

OTHER LONG-TERM LIABILITIES                                        3,680                4,246
                                                           --------------      ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 25,000,000 shares
    authorized; issued and outstanding - none
  Common stock, $.01 par value; 100,000,000 shares
    authorized; issued - 7,116,359 in 1998
    and 6,797,895 in 1997                                             71                   68
  Class B common stock, convertible, $.01 par value;
    50,000,000 shares authorized; issued - 27,083,630
    in 1998 and 27,125,247 in 1997                                   271                  271
  Additional paid-in capital                                     142,077              135,542
  Retained earnings                                              401,492              362,828
                                                           --------------      ---------------
              Total                                              543,911              498,709
  Treasury stock - at cost; 25,519 and 24,660 shares of
    common stock in 1998 and 1997, respectively, and
    11,700,850 shares of Class B common stock in
    1998 and 1997                                               (187,973)            (187,932)
                                                           --------------      ---------------
              Total stockholders' equity                         355,938              310,777
                                                           --------------      ---------------

                   TOTAL                                        $508,165             $464,311
                                                           ==============      ===============

                                                                              (Concluded)

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)



                                                                Nine Months Ended
                                                                  September 30,
                                                             ------------------------
                                                                1998         1997
                                                             -----------  -----------
CONTINUING OPERATIONS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations                             $19,276      $19,242
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                  5,839        5,446
    Amortization                                                  4,399        4,367
    Changes in assets and liabilities (net of the effects of
        the purchase and sale of properties) which
        provided (used) cash:
        Trade accounts receivable                                (1,891)          88
        Inventory                                                 2,838         (659)
        Other assets                                              3,286       (5,991)
        Trade accounts payable and other liabilities             (2,488)         939
        Income taxes payable                                     (2,189)        (184)
                                                              ----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        29,070       23,248
                                                              ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (12,680)      (9,546)
  Purchase of publishing properties                              (2,051)
  Investment in joint ventures and limited partnerships          (3,788)      (2,675)
  Sale of publishing property                                     2,590
  Decrease in notes receivable                                      111        4,976
                                                              ----------   ----------
NET CASH USED IN INVESTING ACTIVITIES                           (15,818)      (7,245)
                                                              ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                (10,029)      (8,599)
  Proceeds from exercise of stock options                         5,521        3,108
  Proceeds from employee stock purchase plan                      1,017
  Purchase of treasury stock                                        (41)         (28)
                                                              ----------   ----------
NET CASH USED IN FINANCING ACTIVITIES                            (3,532)      (5,519)
                                                              ----------   ----------
CASH PROVIDED BY CONTINUING OPERATIONS                            9,720       10,484
                                                              ----------   ----------

DISCONTINUED OPERATIONS

  Operating activities                                           55,211       43,086
  Investing activities                                           (7,684)     (13,987)
  Financing activities                                          (12,705)     (50,705)
                                                              ----------   ----------
CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS               34,822      (21,606)
                                                              ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             44,542      (11,122)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   62,749       73,052
                                                              ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $107,291      $61,930
                                                              ==========   ==========


See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.   BASIS OF PRESENTATION

On May 25, 1998, Pulitzer Publishing Company (the "Company" or "Pulitzer"), Pulitzer Inc., (a newly-organized, wholly-owned subsidiary of the Company ("New Pulitzer")), and Hearst-Argyle Television, Inc. ("Hearst-Argyle") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Hearst-Argyle will acquire the Company's Broadcasting Business (see Note 3) through the merger of the Company into Hearst-Argyle (the "Merger"). Prior to the Spin-off (as defined below), the Company intends to borrow $700 million, which may be secured by the assets of the Broadcasting Business. Out of the proceeds of this new debt, the Company will pay the existing Company debt and any costs arising as a result of the Merger and related transactions. Prior to the Merger, the balance of the proceeds of this new debt, together with the Company's publishing assets and liabilities, will be contributed by the Company to New Pulitzer pursuant to a Contribution and Assumption Agreement (the "Contribution"). Pursuant to the Merger Agreement, Hearst-Argyle will assume the new debt following the consummation of the Spin-off and Merger.

Immediately following the Contribution, the Company will distribute to each holder of Company Common Stock one fully-paid and nonassessable share of New Pulitzer Common Stock for each share of Company Common Stock held and to each holder of Company Class B Common Stock one fully-paid and nonassessable share of New Pulitzer Class B Common Stock for each share of Company Class B Common Stock held (the "Distribution"). The Contribution and Distribution are collectively referred to as the "Spin-off." The Spin-off and the Merger are collectively referred to as the "Transactions."

The Company's obligation to consummate the Transactions is subject, among other things, to the receipt of various regulatory approvals and approval by the stockholders of both the Company and Hearst-Argyle. The Company has received a favorable letter ruling from the Internal Revenue Service confirming that the Spin-off will be tax-free to Pulitzer stockholders. In addition, early termination of the initial waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 has been granted. The Company and Hearst-Argyle are awaiting approval by the Federal Communications Commission of the transfer of station licenses and related waiver requests. The Transactions are anticipated to be completed in January 1999.

Following the consummation of the Transactions, New Pulitzer will be engaged primarily in the business of newspaper publishing and related new media businesses. For financial reporting purposes, New Pulitzer is the continuing stockholder interest and will retain the Pulitzer name.

Results of the Company's newspaper publishing and related new media businesses are reported as continuing operations in the statements of consolidated income. The results of the Company's Broadcasting Business are reported as "Discontinued Operations" (see Note 3).

2.   ACCOUNTING POLICIES

Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly Pulitzer Publishing Company's financial position as of September 30, 1998, results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 and cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto contained in the Company's Current Report on Form 8-K dated September 4, 1998 and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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


                                           Third Quarter Ended     Nine Months Ended
                                              September 30,          September 30,
                                           --------------------   --------------------
                                             1998       1997        1998       1997
                                                         (In thousands)
Weighted average shares outstanding          22,449     22,151      22,343     22,088
(Basic EPS)

Stock option equivalents                        357        338         383        339
                                           ---------   --------   ---------   --------


Weighted average shares outstanding and
    stock option equivalents (Diluted EPS)   22,806     22,489      22,726     22,427
                                           =========   ========   =========   ========

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

Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement established standards for the reporting and display of Comprehensive Income and its components. This statement is required to be implemented in financial statements issued for periods ending after December 15, 1997. For the nine-month periods ended September 30, 1998 and 1997, the Company did not incur items to be reported in "Comprehensive Income" that were not already included in reported "net income". As a result, comprehensive income and net income were the same for these periods.

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

The assets and liabilities of the Broadcasting Business are classified in the statements of consolidated financial position as "Net Assets of Broadcasting Business" and consist of the following:



                                                September 30,   December 31,
                                                    1998            1997
                                                      (In thousands)
    Trade accounts receivable - net                  $41,770       $50,880
    Program rights                                    10,283         7,866
    Other current assets                               1,405         1,260
                                                -------------  ------------
        Total current assets                          53,458        60,006
    Properties - net                                  82,806        87,017
    Intangible assets                                 96,744       102,493
    Other assets                                       9,100         7,172
                                                -------------  ------------

          Total assets of Broadcasting Business      242,108       256,688
                                                -------------  ------------

    Trade accounts payable and accrued expenses       10,237        10,226
    Current portion of long-term debt                 12,705        12,705
    Interest payable                                   2,088         5,677
    Program contracts payable                          9,846         7,907
                                                -------------  ------------
        Total current liabilities                     34,876        36,515
    Long-term debt                                   160,000       172,705
    Long term employee benefit obligations             9,301         8,100
    Other long term liabilities                        3,888         3,299
                                                -------------  ------------

          Total liabilities of Broadcasting
            Business                                 208,065       220,619
                                                -------------  ------------

    Net assets of Broadcasting Business              $34,043       $36,069
                                                =============  ============


The net income from operations of the Broadcasting Business, without allocation of any general corporate expense, is reflected in the statements of consolidated income as "Income from Discontinued Operations" and is summarized as follows:



                                 Third Quarter Ended          Nine Months Ended
                                    September 30,               September 30,
                                -----------------------    ------------------------
                                  1998         1997          1998          1997
                                ----------   ----------    ----------    ----------
                                    (In thousands)             (In thousands)
      Operating revenues          $53,908      $53,738      $173,681      $165,002

      Operating income             17,796       17,494        64,086        57,131

      Interest expense              3,330        3,854        10,255        12,553

      Income before provision
        for income taxes           14,466       13,643        53,831        44,581

      Provision for income
        taxes                       5,656        5,333        21,034        17,424

      Net income                    8,810        8,310        32,797        27,157

      Depreciation and amortization 5,461        5,938        16,512        17,622

Pursuant to the Merger Agreement, the Company's existing long-term debt will be repaid with new borrowings prior to the Merger. In addition, the new borrowings will be assumed by Hearst-Argyle at the time of the Merger. Accordingly, all of the Company's long-term debt balances and related interest expense are allocated to the Broadcasting Business and reported as discontinued operations in the consolidated financial statements (see Note 1).

4.   DIVIDENDS

In the first quarter of 1998, two dividends of $0.15 per share were declared, payable on February 2, 1998 and May 1, 1998. In the second quarter of 1998, a dividend of $0.15 per share was declared, payable on August 3, 1998. In the third quarter of 1998, a dividend of $0.15 per share was declared, payable on November 2, 1998.

In the first quarter of 1997, two dividends of $0.13 per share were declared, payable on February 3, 1997 and May 1, 1997. In the second quarter of 1997, a dividend of $0.13 per share was declared, payable on August 1, 1997. In the third quarter of 1997, a dividend of $0.13 per share was declared, payable on November 1, 1997.

5.   COMMITMENTS AND CONTINGENCIES

At September 30, 1998, the Company and its subsidiaries had construction and equipment commitments of approximately $10,318,000 related to continuing operations and $2,024,000 related to discontinued operations. The Company's commitment for broadcasting program contracts payable and license fees at September 30, 1998 was approximately $17,908,000.

The Company is an investor in two limited partnerships requiring future capital contributions. As of September 30, 1998, the Company's unfunded capital contribution commitment related to these investments was approximately $9,075,000.

The Company and its subsidiaries are involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business, including such matters as libel, slander and defamation actions and complaints alleging discrimination. While the results of litigation cannot be predicted, management believe the ultimate outcome of such existing litigation will not have a material adverse effect on the consolidated financial statements of the Company and its subsidiaries.

In connection with the September 1986 purchase of Pulitzer Class B common stock from certain selling stockholders (the "1986 Selling Stockholders"), Pulitzer agreed, under certain circumstances, to make an additional payment to the 1986 Selling Stockholders in the event of a Gross-Up Transaction (as defined herein). A "Gross-Up Transaction" was defined to mean, among other transactions,
(i) any merger, in any transaction or series of related transactions, of more than 85 percent of the voting securities or equity of Pulitzer pursuant to which holders of Pulitzer common stock receive securities other than Pulitzer common stock and (ii) any recapitalization, dividend or distribution, or series of related recapitalizations, dividends or distributions, in which holders of Pulitzer common stock receive securities (other than Pulitzer common stock) having a Fair Market Value (as defined herein) of not less than 33 1/3 percent of the Fair Market Value of the shares of Pulitzer common stock immediately prior to such transaction. The amount of the additional payment, if any, would equal (x) the product of (i) the amount by which the Transaction Proceeds (as defined herein) exceeds the Imputed Value (as defined herein) multiplied by (ii) the applicable percentage (i.e., 50 percent for the period from May 13, 1996 through May 12, 2001) multiplied by (iii) the number of shares of Pulitzer common stock issuable upon conversion of the shares of Pulitzer Class B common stock owned by the 1986 Selling Stockholders, adjusted for, among other things, stock dividends and stock splits; less (y) the sum of any additional payments previously received by the 1986 Selling Stockholders; provided, however, that in the event of any recapitalization, dividend or distribution, the amount by which the Transaction Proceeds exceeds the Imputed Value shall not exceed the amount paid or distributed pursuant to such recapitalization, dividend or distribution in respect of one share of Pulitzer common stock.

The term "Transaction Proceeds" was defined to mean, in the case of a merger, the aggregate Fair Market Value (as defined herein) of the consideration received pursuant thereto by the holder of one share of Pulitzer common stock, and, in the case of a recapitalization, dividend or distribution, the aggregate Fair Market Value of the amounts paid or distributed in respect of one share of Pulitzer common stock plus the aggregate Fair Market Value of one share of Pulitzer common stock following such transaction. The "Imputed Value" for one share of Pulitzer common stock on a given date was defined to mean an amount equal to $28.82 compounded annually from May 12, 1986 to such given date at the rate of 15 percent per annum, the result of which is $154.19 at May 12, 1998. There was no specific provision for adjustment of the $28.82 amount, but if it were adjusted to reflect all stock dividends and stock splits of Pulitzer since

September 30, 1986, it would now equal $15.72, which if compounded annually from May 12, 1986 at the rate of 15 percent per annum would now equal $84.11.

"Fair Market Value," in the case of any consideration other than cash received in a Gross-Up Transaction, was defined to mean the fair market value thereof as agreed to by a valuation firm selected by Pulitzer and a valuation firm selected by the 1986 Selling Stockholders, or, if the two valuation firms do not agree on the fair market value, the fair market value of such consideration as determined by a third valuation firm selected by the two other valuation firms. Any such agreement or determination shall be final and binding on the parties.

As a result of the foregoing, the amount of additional payments, if any, that may be payable by New Pulitzer with respect to the Merger and the distribution of New Pulitzer Stock in the Spin-off (the "Distribution") cannot be determined at this time. However, if the Distribution were determined to be a Gross-Up Transaction and if the Fair Market Value of the Transaction Proceeds with respect to the Merger and the Distribution were determined to exceed the Imputed Value, then the additional payments to the 1986 Selling Stockholders would equal approximately $5.9 million for each $1.00 by which the Transaction Proceeds exceed the Imputed Value. Accordingly, depending on the ultimate resolution of the meaning and application of various provisions of the Gross-Up Transaction agreements, including the determination of Imputed Value and Fair Market Value of the Transaction Proceeds, in the opinion of Pulitzer's management, the amount of an additional payment, if any, could be material to the consolidated financial statements of Pulitzer.

6.  SUBSEQUENT EVENT

On October 30, 1998, the Company acquired, in a purchase transaction, Troy Daily News, Inc., the publisher of a daily afternoon and Sunday morning newspaper located in Troy, Ohio, for approximately $20 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


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

RECENT EVENTS

        On May 25, 1998, Pulitzer Publishing Company (the "Company" or "Pulitzer"), Pulitzer Inc. (a newly-organized, wholly-owned subsidiary of the Company ("New Pulitzer")), and Hearst-Argyle Television, Inc. ("Hearst-Argyle") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Hearst-Argyle will acquire the Company's Broadcasting Business through the merger ("Merger") of the Company into Hearst-Argyle. The Merger is subject to the satisfaction or waiver of certain closing conditions enumerated in the Merger Agreement. The Company's newspaper publishing and related new media businesses will continue as New Pulitzer, which will be distributed in a tax-free "spin-off" to the Company's stockholders (the "Spin-off") prior to the Merger.

        The Company's historical basis in its non-broadcasting assets and liabilities will be carried over to New Pulitzer. The Merger, the Spin-off and the related transactions will be recorded as a reverse-spin transaction, and, accordingly, New Pulitzer's results of operations for periods reported prior to the consummation of the Merger, the Spin-off and related transactions will represent the historical results of operations previously reported by the Company. Because the Broadcasting Business represents an entire business segment that will be divested, its results are reported as discontinued operations in the Company's Consolidated Financial Statements. (See Notes 1 and 3 to the Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q.)

CONTINUING OPERATIONS--PUBLISHING

        Operating revenues for the third quarter and first nine months of 1998 increased 3.7 percent and 4.4 percent, respectively, compared to the corresponding periods in the prior year. The gains primarily reflected higher advertising revenues.

        Newspaper advertising revenues increased $2.6 million (4.6 percent) in the third quarter and $10 million (5.9 percent) in the first nine months of 1998 compared to the corresponding periods in the prior year. The current year increases resulted from advertising gains at the St. Louis Post-Dispatch ("Post-Dispatch"), The Arizona Daily Star ("Star") and the Pulitzer Community Newspaper group ("PCN"). In general, the current year advertising gains reflected higher advertising rates at all newspaper properties and increases in advertising volume at the Star. Full run advertising volume (linage in inches) declined 1.8 percent at the Post-Dispatch and increased 5 percent at the Star for the third quarter of 1998. For the first nine months of 1998, full run advertising volume increased 0.3 percent at the Post-Dispatch and 4 percent at the Star. In the fourth quarter of 1997 and the first quarter of 1998, varying rate increases were implemented at the Post-Dispatch, the Star and most of the PCN properties.

        Circulation revenues increased $599,000 (2.8 percent) in the third quarter and $432,000 (0.7 percent) in the first nine months of 1998. The third quarter increase resulted from higher circulation volume at the Post-Dispatch due to fan interest in Mark McGwire's pursuit of the single season home run record in Major League Baseball. The year-to-date increase resulted primarily from gains at PCN properties during the first half of 1998.

        Other publishing revenues increased $92,000 (0.9 percent) in the third quarter and $1.1 million (3.8 percent) in the first nine months of 1998. The increase for the nine-month period resulted primarily from higher preprint revenues and Internet subscriber fees.

        Operating expenses (including selling, general and administrative expenses, general corporate expense and depreciation and amortization), excluding the St. Louis Agency adjustment, for the third quarter and first nine months of 1998 increased 2.7 percent and 4.5 percent, respectively, compared to the corresponding periods in the prior year. The third quarter increase was primarily attributable to higher overall personnel costs of $1.5 million while the year-to-date increase reflected increases in both overall personnel costs ($4.6 million) and newsprint costs ($2.6 million).

        Operating income in the 1998 third quarter increased 5.8 percent to $10.2 million and in the first nine months increased 1.5 percent to $31.4 million. The increases for both periods reflected the current year revenue gains.

        Interest income for the third quarter and first nine months of 1998 increased $413,000 (42.5 percent) and $68,000 (2 percent), respectively, due to higher average balances of invested funds in the current year periods.

        Net other expense for the third quarter declined $180,000 due primarily to capital gains related to limited partnership investments. The year-to-date increase of $436,000 reflected a one-time charge of $869,000 related to the sale of the Haverhill Gazette on June 1, 1998 partially offset by current year capital gains related to limited partnership investments.

        The effective income tax rates for the third quarter and first nine months of 1998 were 42.6 percent and 42.7 percent, respectively, compared to
42.8 percent and 42.7 percent, respectively, in the corresponding prior year periods. The Company expects that its effective tax rate related to continuing operations will be in the 42 to 43 percent range for the full year of 1998 (exclusive of any non-recurring items related to the Spin-off and Merger).

        Income from continuing operations in the 1998 third quarter increased
11.6 percent to $6.6 million, or $0.29 per diluted share, compared with $5.9 million, or $0.26 per diluted share, in the third quarter of 1997. Income from continuing operations for the first nine months of 1998 was $19.3 million, or $0.85 per diluted share, compared with $19.2 million, or $0.86 per diluted share, a year ago. The increases reflected the revenue gains and higher interest income in the current year.

        Fluctuations in the price of newsprint significantly impact the results of the Company's newspaper operations, where newsprint expense accounts for approximately 20 percent of total operating costs. For the first nine months of 1998, the Company's average cost for newsprint was approximately $590 per metric ton, compared to approximately $555 per metric ton in 1997. On September 1, 1998, most of Pulitzer's suppliers increased the price of newsprint to approximately $615 per metric ton. This price increase will begin to impact Pulitzer's newsprint costs in the fourth quarter of 1998. In the fourth quarter of 1997, the Company's average cost of newsprint was approximately $585 per metric ton.

DISCONTINUED OPERATIONS--BROADCASTING

        Broadcasting operating revenues for the third quarter and first nine months of 1998 increased 0.3 percent and 5.3 percent, respectively, over the comparable 1997 periods. Local spot advertising increased 2.7 percent and 5.6 percent, respectively, for the third quarter and first nine months of 1998, while national spot advertising declined 2.1 percent for the third quarter and increased 5.8 percent for the nine-month period. The current year comparisons reflect the impact of increased political advertising of approximately $2.4 million and $6.6 million, respectively, in the third quarter and first nine months of 1998.

        Broadcasting operating expenses (including selling, general and administrative expenses and depreciation and amortization) for the third quarter of 1998 decreased to $36.1 million (0.4 percent) and for the first nine months increased to $109.6 million (1.6 percent) compared to the prior year periods. The third quarter decrease resulted primarily from declines in depreciation and amortization expense of $477,000 and national advertising representative fees of $219,000 which were partially offset by higher overall personnel costs of $255,000. The increase for the nine-month period was primarily attributable to higher overall personnel costs of $2.9 million which were partially offset by declines in depreciation and amortization expense of $1.1 million and promotion costs of $436,000.

        Broadcasting operating income in the 1998 third quarter increased 1.7 percent to $17.8 million and in the first nine months increased 12.2 percent to $64.1 million. The third quarter increase resulted from a combination of modest revenue gains and a slight decline in expenses while the year-to-date gain reflected higher advertising revenues.

        Interest expense declined $524,000 in the 1998 third quarter and $2.3 million in the first nine months due to lower average debt levels. The Company's average debt level for the third quarter and first nine months of 1998 decreased to $177.2 million and $182.6 million from $210.9 million and $229.6 million in the respective periods of the prior year. The Company's average interest rate for both the third quarter and first nine months of 1998 increased to 7.5 percent from 7.3 percent in both prior year periods. The lower average debt levels and higher average interest rates in the first half of 1998 reflected the payment of variable rate credit agreement borrowings during the last three quarters of 1997.

        The effective income tax rates for the third quarter and first nine months of 1998 were 39.1 percent, unchanged from the corresponding periods in the prior year. The Company expects that the effective tax rate related to broadcasting operations will be approximately 39 percent for the full year of 1998.

        Income from discontinued operations in the 1998 third quarter increased 6 percent to $8.8 million, or $0.39 per diluted share, compared with $8.3 million, or $0.37 per diluted share, in the third quarter of 1997. Income from discontinued operations for the first nine months of 1998 increased 20.8 percent to $32.8 million, or $1.44 per diluted share, compared with $27.2 million, or $1.21 per diluted share, a year ago. The gains reflected a combination of revenue increases, declines in depreciation and amortization expense and lower interest expense in the current year periods.

LIQUIDITY AND CAPITAL RESOURCES

     Pursuant to the Merger Agreement, the Company's existing long-term debt will be repaid with new borrowings prior to the Merger. In addition, the new borrowings will be assumed by Hearst-Argyle at the time of the Merger. Accordingly, all of the Company's long-term debt balances are allocated to the Broadcasting Business and included in "Net Assets of the Broadcasting Business" in the consolidated statements of financial position (see Item 1 of this Report on Form 10-Q). Outstanding debt, inclusive of the short-term portion of long-term debt, as of September 30, 1998, was $172.7 million compared to $185.4 million at December 31, 1997. The decrease since the prior year end reflects a scheduled repayment of $12.5 million in the third quarter of 1998. The Company's borrowings consist primarily of fixed-rate senior notes with The Prudential Insurance Company of America (the "Prudential Senior Note Agreements"). Under a variable rate credit agreement with The First National Bank of Chicago, as Agent, for a group of lenders, the Company has a $50 million line of credit available through June, 2001 (the "FNBC Credit Agreement"). No amount is currently borrowed under the FNBC Credit Agreement.

        The Prudential Senior Note Agreements and the FNBC Credit Agreement require the Company to maintain certain financial ratios, place restrictions on the payment of dividends and prohibit new borrowings, except as permitted thereunder. Borrowings pursuant to the Prudential Senior Note Agreements will be repaid with new borrowings prior to the Merger, and the Prudential Senior Note Agreements and FNBC Credit Agreement will be terminated. The Company's new borrowings will be assumed by Hearst-Argyle at the time of the Merger. Accordingly, New Pulitzer will have no long-term borrowings immediately after the Spin-off and Merger.

        As of September 30, 1998, commitments for capital expenditures were approximately $12.3 million, relating to normal capital equipment replacements (including Year 2000 projects in-process). Capital expenditures to be made in fiscal 1998 are estimated to be in the range of $25 to $30 million. Commitments for film contracts and license fees at broadcasting locations as of September 30, 1998 were approximately $17.9 million. In addition, as of September 30, 1998, the Company had capital contribution commitments of approximately $9.1 million related to investments in two limited partnerships.

        At September 30, 1998, the Company had working capital of $116.3 million and a current ratio of 4.09 to 1. This compares to working capital of $75.8 million and a current ratio of 2.96 to 1 at December 31, 1997.

        On October 30, 1998, the Company acquired, in a purchase transaction, Troy Daily News, Inc., the publisher of a daily afternoon and Sunday morning newspaper located in Troy, Ohio, for approximately $20 million. The Company expects to consider further acquisitions of newspaper properties when favorable investment opportunities are identified. In the event an investment opportunity is identified, management expects that it would be able to arrange financing, if necessary, on terms and conditions satisfactory to the Company.

        The Company generally expects to generate sufficient cash from operations to cover ordinary capital expenditures, film contract and license fees, working capital requirements, debt installments and dividend payments.

SPIN-OFF AND MERGER

        Prior to the Spin-off and Merger (collectively referred to as the "Transactions"), the Company intends to borrow $700 million which will provide sufficient funds to pay the existing Company debt and the costs of the Transactions discussed below. Pursuant to the Merger Agreement, Hearst-Argyle will assume the new debt following the consummation of the Transactions. (See
Note 1 to the Company's Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q.)

        In connection with the Transactions, the Company will incur new borrowings, prepay existing Company debt and make several one-time payments near the dates of the Transactions. The Company will incur a prepayment penalty related to the prepayment of the existing borrowings under the Prudential Senior Note Agreements. Based upon current interest rates, the prepayment penalty would be approximately $23.9 million. Professional fees to be incurred related to the Transactions are estimated in the range of $37 million. Management bonuses to be paid at the date of the Merger are estimated at approximately $12.1 million. Pursuant to the Merger Agreement, the Company will cash-out all outstanding stock options at the date of the Merger. Based upon outstanding options (962,691) and the Company's common stock market price ($79.00) as of October 31, 1998, payments to employee option holders of approximately $43.1 million would have been required. It is anticipated that a portion of the option cash-out and bonus payments will be deferred at the time of the Merger and paid at a future date. The Company expects to realize tax benefits related to the long-term debt prepayment penalty, stock option cash-out payments and bonus payments. The preceding amounts represent estimates based upon current information available to management of the Company. The final actual amounts will likely differ from the estimates.

        To the extent a gain is generated by the Transactions, a corporate-level income tax ("Spin-off Tax") will be due. The gain is measured by the excess, if any, of the fair market value of New Pulitzer stock distributed by the Company to its stockholders in the Spin-off over the Company's adjusted tax basis in such New Pulitzer stock immediately prior to the distribution. On October 31, 1998, the fair market value of New Pulitzer stock would be estimated as the difference between the closing price of the Company's common stock on October 31, 1998 ($79.00) and the fair market value for the Broadcasting Business of $51.15 per share, assuming the value ($1.15 billion) Hearst-Argyle is exchanging for the

Company's common stock (22,484,802 shares at October 31, 1998). Using a fair market value of $27.85 (the excess of $79.00 over $51.15) per common share for the New Pulitzer stock, no gain (or tax) would result from the Transactions because the adjusted tax basis of the New Pulitzer stock would be approximately $34.20 per share. However, if the fair market value of the New Pulitzer stock would exceed the adjusted tax basis of such stock at the time of the Spin-off, the Spin-off Tax will increase by approximately $9.1 million for each $1.00 per share that the fair market value exceeds the adjusted tax basis. The actual gain and related income tax will depend on the fair market value and the Company's adjusted tax basis in the New Pulitzer stock at the time of the Spin-off.

        In connection with the September 1986 purchase of Pulitzer Class B common stock from certain selling stockholders (the "1986 Selling Stockholders"), Pulitzer agreed, under certain circumstances, to make an additional payment to the 1986 Selling Stockholders in the event of a Gross-Up Transaction (as defined herein). A "Gross-Up Transaction" was defined to mean, among other transactions, (i) any merger, in any transaction or series of related transactions, of more than 85 percent of the voting securities or equity of Pulitzer pursuant to which holders of Pulitzer common stock receive securities other than Pulitzer common stock and (ii) any recapitalization, dividend or distribution, or series of related recapitalizations, dividends or distributions, in which holders of Pulitzer common stock receive securities (other than Pulitzer common stock) having a Fair Market Value (as defined herein) of not less than 33 1/3 percent of the Fair Market Value of the shares of Pulitzer common stock immediately prior to such transaction. The amount of the additional payment, if any, would equal (x) the product of (i) the amount by which the Transaction Proceeds (as defined herein) exceeds the Imputed Value (as defined herein) multiplied by (ii) the applicable percentage (i.e., 50 percent for the period from May 13, 1996 through May 12, 2001) multiplied by (iii) the number of shares of Pulitzer common stock issuable upon conversion of the shares of Pulitzer Class B common stock owned by the 1986 Selling Stockholders, adjusted for, among other things, stock dividends and stock splits; less (y) the sum of any additional payments previously received by the 1986 Selling Stockholders; provided, however, that in the event of any recapitalization, dividend or distribution, the amount by which the Transaction Proceeds exceeds the Imputed Value shall not exceed the amount paid or distributed pursuant to such recapitalization, dividend or distribution in respect of one share of Pulitzer common stock.

        The term "Transaction Proceeds" was defined to mean, in the case of a merger, the aggregate Fair Market Value (as defined herein) of the consideration received pursuant thereto by the holder of one share of Pulitzer common stock, and, in the case of a recapitalization, dividend or distribution, the aggregate Fair Market Value of the amounts paid or distributed in respect of one share of Pulitzer common stock plus the aggregate Fair Market Value of one share of Pulitzer common stock following such transaction. The "Imputed Value" for one share of Pulitzer common stock on a given date was defined to mean an amount equal to $28.82 compounded annually from May 12, 1986 to such given date at the rate of 15 percent per annum, the result of which is $154.19 at May 12, 1998. There was no specific provision for adjustment of the $28.82 amount, but if it were adjusted to reflect all stock dividends and stock splits of Pulitzer since September 30, 1986, it would now equal $15.72, which if compounded annually from May 12, 1986 at the rate of 15 percent per annum would now equal $84.11.

        "Fair Market Value," in the case of any consideration other than cash received in a Gross-Up Transaction, was defined to mean the fair market value thereof as agreed to by a valuation firm selected by Pulitzer and a valuation firm selected by the 1986 Selling Stockholders, or, if the two valuation firms do not agree on the fair market value, the fair market value of such consideration as determined by a third valuation firm selected by the two other valuation firms. Any such agreement or determination shall be final and binding on the parties.

        As a result of the foregoing, the amount of additional payments, if any, that may be payable by New Pulitzer with respect to the Merger and the distribution of New Pulitzer Stock in the Spin-off (the "Distribution") cannot be determined at this time. However, if the Distribution were determined to be a Gross-Up Transaction and if the Fair Market Value of the Transaction Proceeds with respect to the Merger and the Distribution were determined to exceed the Imputed Value, then the additional payments to the 1986 Selling Stockholders would equal approximately $5.9 million for each $1.00 by which the Transaction Proceeds exceed the Imputed Value. Accordingly, depending on the ultimate resolution of the meaning and application of various provisions of the Gross-Up Transaction agreements, including the determination of Imputed Value and Fair Market Value of the Transaction Proceeds, in the opinion of Pulitzer's management, the amount of an additional payment, if any, could be material to the consolidated financial statements of Pulitzer.

        Pursuant to the Merger Agreement, New Pulitzer will indemnify Hearst-Argyle against losses related to: (i) on an after tax basis, certain tax liabilities, including (A) any transfer tax liability attributable to the Spin-off, (B) with certain exceptions, any tax liability of Pulitzer or any subsidiary of Pulitzer attributable to any tax period (or portion thereof) ending on or before the closing date of the Merger, including tax liabilities resulting from the Spin-off, and (C) any tax liability of New Pulitzer or any subsidiary of New Pulitzer; (ii) liabilities and obligations under any employee benefit plans not assumed by Hearst-Argyle; (iii) any liabilities for payments made pursuant to a Gross-Up Transaction; and (iv) certain other matters as set forth in the Merger Agreement.

INFORMATION SYSTEMS AND THE YEAR 2000

        The Year 2000 Issue is the result of information systems being designed using two digits rather than four digits to define the applicable year. As the year 2000 approaches, such information systems may be unable to accurately process certain date-based information.

        In 1995, Pulitzer began reviewing and preparing its computer systems for the Year 2000. Generally, at Pulitzer's newspaper publishing locations, the following categories of computer systems were identified for assessment of Year 2000 compliance: pre-press systems, press systems, post-press systems, business systems, network systems, desktop PC systems, telecommunication systems and building systems. Significant sub-systems within these categories which were identified as non-compliant during the assessment phase represented aging hardware and software which would have required replacement in the near term irrespective of the Year 2000 Issue. Consequently, Pulitzer adopted a Year 2000 strategy which will replace its significant non-compliant systems with new compliant systems prior to December 31, 1999.

        Pulitzer's strategy for achieving Year 2000 compliance was developed using a five phase plan as follows: (1) educate and plan; (2) assess; (3) replace and renovate; (4) validate/test; and (5) implement. As of June 30, 1998, Pulitzer has completed the planning and assessment phases and is in the process of replacing, testing and implementing new compliant systems (with some systems already implemented). Pulitzer and New Pulitzer expect to have substantially all of the Year 2000 system changes implemented by December 31, 1998 at The Arizona Daily Star, March 31, 1999 at the St. Louis Post-Dispatch and September 30, 1999 at the PCN properties.

        Pulitzer's current estimate of capital expenditures for new hardware and software to address Year 2000 issues, as well as to replace aging systems, is approximately $11.6 million for its newspaper publishing locations. At September 30, 1998, approximately $4.6 million of the total capital expenditure estimate remains to be spent through the projected implementation dates. These amounts do not include either the internal staff costs of Pulitzer's information technology department or the cost of minor Year 2000 system modifications, both of which are recorded as expense in the period incurred. Year 2000 modification costs for minor system issues are not expected to be significant. The Year 2000 related capital expenditures have been considered in Pulitzer's normal capital budgeting process and will be funded through operating cash flows.

        In addition to addressing internal system issues, Pulitzer is communicating with its major suppliers (including but not limited to newsprint, ink, telecommunication services and utilities) and selected customers to obtain assurance of their preparedness for the Year 2000. In general, questionnaires are being used to identify potential Year 2000 issues at these third parties which may impact Pulitzer's business operations and require a remedy.

        As of September 30, 1998, Pulitzer believes that its plan for achieving Year 2000 compliance will be fully implemented by September 30, 1999 and, consequently, the development of contingency plans for Year 2000 issues has not been undertaken at this time. The possible need for contingency plans will be monitored, and if necessary such plans will be developed, as Pulitzer proceeds with the implementation of its overall Year 2000 plan.

        The preceding discussion relates to Pulitzer's continuing publishing operations only. Pulitzer does not expect to incur significant costs to address Year 2000 issues at its broadcasting locations prior to the Merger, which is anticipated to close in January 1999.

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

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


        (a)    The following exhibits are filed as part of this report:

               27-1   Financial Data Schedule for 1998 Third Quarter

               27-2   Restated Financial Data Schedule for 1997 Third Quarter

         (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K on September 4, 1998 relating to the restatement of its consolidated financial statements to reflect the reclassification of the Broadcasting Business as a discontinued operation; these restated consolidated financial statements were filed with the Report.


All other items of this report are not applicable for the current quarter.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PULITZER PUBLISHING COMPANY
                                                    (Registrant)

Date:  November 12, 1998                       /s/  Ronald H. Ridgway
                                       ---------------------------------------
                                                 (Ronald H. Ridgway)
                                       Director; Senior Vice-President-Finance
                                          (on behalf of the Registrant and
                                           as principal financial officer)

                                  EXHIBIT INDEX


           EXHIBIT NUMBER                  TITLE OR DESCRIPTION


                27-1          Financial Data Schedule for 1998 Third Quarter

                27-2     Restated Financial Data Schedule for 1997 Third Quarter