Form 10-Q/A
period 1998-09-30
PULITZER PUBLISHING CO
filed 1998-12-16
CIK 805357

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------


                                   FORM 10-Q/A
              (Mark One)
              /x/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended SEPTEMBER 30, 1998
                                                        OR
              / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ___________ to _____________

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

                    YES /X/                            NO / /

                           --------------------------


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        CLASS                                       OUTSTANDING 10/31/98
-------------------------                    ---------------------------------

     COMMON STOCK                                       7,102,022

  CLASS B COMMON STOCK                                  15,382,780


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED INCOME
(AS RESTATED, SEE NOTE 7)
(UNAUDITED)
(IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


                                                             Third Quarter Ended             Nine Months Ended
                                                                September 30,                  September 30,
                                                         -----------------------------  ----------------------------
OPERATING REVENUES - NET:                                       1998            1997            1998          1997
Publishing:
    Advertising                                               $58,438         $55,872        $178,245       $168,245
    Circulation                                                22,172          21,573          66,194         65,762
    Other                                                      10,153          10,061          30,768         29,639
  Broadcasting                                                 53,908          53,738         173,681        165,002
                                                          -----------   -------------   -------------   ------------
              Total operating revenues                        144,671         141,244         448,888        428,648
                                                          -----------   -------------   -------------   ------------


OPERATING EXPENSES:
  Publishing operations                                        37,141          36,393         111,667        106,437
  Broadcasting operations                                      18,268          17,513          54,313         51,502
  Selling, general and administrative                          47,297          46,844         144,720        140,447
  St. Louis Agency adjustment                                   5,063           4,320          15,926         14,749
  Depreciation and amortization                                 8,876           9,015          26,750         27,435
                                                          -----------   -------------   -------------   ------------
              Total operating expenses                        116,645         114,085         353,376        340,570
                                                          -----------   -------------   -------------   ------------

  Operating income                                             28,026          27,159          95,512         88,078

  Interest income                                               1,385             975           3,541          3,476
  Interest expense                                             (3,330)         (3,854)        (10,255)       (12,553)
  Net other expense                                              (127)           (307)         (1,303)          (867)
                                                          -----------   -------------   -------------   ------------

INCOME BEFORE PROVISION FOR INCOME
  TAXES                                                        25,954          23,973          87,495         78,134

PROVISION FOR INCOME TAXES                                     10,547           9,750          35,422         31,735
                                                          -----------   -------------   -------------   ------------

NET INCOME                                                    $15,407         $14,223         $52,073        $46,399
                                                          ===========   =============   =============   ============

BASIC EARNINGS PER SHARE OF STOCK:
  Earnings per share                                            $0.69           $0.64           $2.33          $2.10
                                                          ===========   =============   =============   ============

  Weighted average number of shares outstanding                22,449          22,151          22,343         22,088
                                                          ===========   =============   =============   ============

DILUTED EARNINGS PER SHARE OF STOCK:
  Earnings per share                                            $0.68           $0.63           $2.29          $2.07
                                                          ===========   =============   =============   ============

  Weighted average number of shares outstanding                22,806          22,489          22,726         22,427
                                                          ===========   =============   =============   ============

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(AS RESTATED, SEE NOTE 7)
(UNAUDITED)
(IN THOUSANDS)

                                                                                      September 30,            December 31,
                                                                                          1998                     1997
                                                                                ------------------       ------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                              $107,291              $ 62,749
  Trade accounts receivable (less allowance for doubtful
    accounts of $2,751 and $2,411)                                                         78,663                85,882
  Inventory                                                                                 2,427                 5,265
  Prepaid expenses and other                                                                8,764                12,847
  Program rights                                                                           10,283                 7,866
                                                                                -----------------     -----------------

              Total current assets                                                        207,428               174,609
                                                                                -----------------     -----------------

PROPERTIES:
  Land                                                                                     15,904                16,154
  Buildings                                                                                87,112                84,215
  Machinery and equipment                                                                 232,832               225,113
  Construction in progress                                                                 14,420                 7,324
                                                                                -----------------     -----------------
              Total                                                                       350,268               332,806
  Less accumulated depreciation                                                           186,605               170,992
                                                                                -----------------     -----------------

              Properties - net                                                            163,663               161,814
                                                                                -----------------     -----------------

INTANGIBLE AND OTHER ASSETS:
  Intangible assets - net of applicable amortization                                      277,148               287,617
  Receivable from The Herald Company                                                       37,339                39,733
  Other                                                                                    29,308                19,183
                                                                                -----------------     -----------------

              Total intangible and other assets                                           343,795               346,533
                                                                                -----------------     -----------------

                   TOTAL                                                                 $714,886              $682,956
                                                                                =================     =================

                                                                     (Continued)

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
(AS RESTATED, SEE NOTE 7)
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  September 30,            December 31,
                                                                                      1998                     1997
                                                                                ------------------       ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                                                                  $15,947                 $16,158
  Current portion of long-term debt                                                        12,705                  12,705
  Salaries, wages and commissions                                                          13,198                  15,232
  Income taxes payable                                                                        881                   3,070
  Program contracts payable                                                                 9,846                   7,907
  Interest payable                                                                          2,088                   5,677
  Acquisition payable                                                                       9,804                   9,804
  Other                                                                                     8,078                   4,734
                                                                                -----------------       -----------------
              Total current liabilities                                                    72,547                  75,287
                                                                                -----------------       -----------------

LONG-TERM DEBT                                                                            160,000                 172,705
                                                                                -----------------       -----------------

PENSION OBLIGATIONS                                                                        28,682                  26,709
                                                                                -----------------       -----------------

POSTRETIREMENT AND POSTEMPLOYMENT
  BENEFIT OBLIGATIONS                                                                      91,495                  91,906
                                                                                -----------------       -----------------

OTHER LONG-TERM LIABILITIES                                                                 6,224                   5,572
                                                                                -----------------       -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 25,000,000 shares
    authorized; issued and outstanding - none
  Common stock, $.01 par value; 100,000,000 shares authorized;
    issued - 7,116,359 in 1998 and 6,797,895 in 1997                                           71                      68
  Class B common stock, convertible, $.01 par value; 50,000,000
    shares authorized; issued - 27,083,630 in 1998 and 27,125,247 in 1997                     271                     271
  Additional paid-in capital                                                              142,077                 135,542
  Retained earnings                                                                       401,492                 362,828
                                                                                -----------------       -----------------
              Total                                                                       543,911                 498,709
  Treasury stock - at cost; 25,519 and 24,660 shares of common stock in 1998 and 1997, respectively, and  11,700,850 shares
          of Class B common stock in 1998 and 1997                                       (187,973)               (187,932)
                                                                                -----------------       -----------------
              Total stockholders' equity                                                  355,938                 310,777
                                                                                -----------------       -----------------

                   TOTAL                                                                 $714,886                $682,956
                                                                                =================       =================

                                                                     (Concluded)


See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(AS RESTATED, SEE NOTE 7)
(UNAUDITED)
(IN THOUSANDS)


                                                                                                 Nine Months Ended
                                                                                                  September 30,
                                                                                        ---------------------------------
                                                                                              1998              1997
                                                                                        ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                $52,073          $46,399
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                           16,508           17,273
      Amortization of intangibles                                                            10,242           10,162
      Changes in assets and liabilities (net of the effects of the purchase and sale of properties) which provided (used) cash:
          Trade accounts receivable                                                           7,219            3,005
          Inventory                                                                           2,838             (659)
          Other assets                                                                        2,464           (7,605)
          Trade accounts payable and other liabilities                                       (4,874)          (2,057)
          Income taxes payable                                                               (2,189)            (184)
                                                                                      -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                    84,281           66,334
                                                                                      -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                                      (19,364)         (19,097)
  Purchase of publishing properties                                                          (2,051)
  Purchase of broadcast assets                                                                                (2,936)
  Investment in limited partnerships                                                         (4,788)          (4,175)
  Sale of publishing property                                                                 2,590
  Decrease in notes receivable                                                                  111            4,976
                                                                                      -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                                                       (23,502)         (21,232)
                                                                                      -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments on long-term debt                                                              (12,705)         (50,705)
  Dividends paid                                                                            (10,029)          (8,599)
  Proceeds from exercise of stock options                                                     5,521            3,108
  Proceeds from employee stock purchase plan                                                  1,017
  Purchase of treasury stock                                                                    (41)             (28)
                                                                                      -------------    -------------
NET CASH USED IN FINANCING ACTIVITIES                                                       (16,237)         (56,224)
                                                                                      -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         44,542          (11,122)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                               62,749           73,052
                                                                                      -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $107,291          $61,930
                                                                                      =============    =============

See notes to consolidated financial statements.

PULITZER PUBLISHING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.    ACCOUNTING POLICIES

Basis of Consolidation - The consolidated financial statements include the accounts of Pulitzer Publishing Company (the "Company" or "Pulitzer") and its subsidiary companies, all of which are wholly-owned. All significant intercompany transactions have been eliminated from the consolidated financial statements.

Interim Adjustments - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1998, results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 and cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes thereto contained in Exhibit 99-1 to the Company's Current Report on Form 8-K dated December 16, 1998, as filed with the Securities and Exchange Commission. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Fiscal Year and Fiscal Quarters - The Company's fiscal year and third fiscal quarter end on the Sunday coincident with or prior to December 31 and September 30, respectively. For ease of presentation, the Company has used December 31 as the year end and September 30 as the third quarter end.

Earnings Per Share of Stock - Basic earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding during the applicable period. Diluted earnings per share of stock is computed using the weighted average number of common and Class B common shares outstanding and potential common shares (outstanding stock options). Weighted average shares of common and Class B common stock and potential common shares used in the calculation of basic and diluted earnings per share are summarized as follows:

                                                      Third Quarter Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                    -------------------------   -------------------------
                                                       1998          1997          1998          1997
                                                                       (In thousands)
Weighted average shares outstanding (Basic EPS)         22,449        22,151        22,343        22,088

Stock options                                              357           338           383           339
                                                    ----------    ----------   -----------    ----------
Weighted average shares outstanding and
    stock options (Diluted EPS)                         22,806        22,489        22,726        22,427
                                                    ==========    ==========   ===========    ==========

Stock options included in the diluted earnings per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average market price of the Company's common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period.

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

2.    SPIN-OFF AND MERGER

On May 25, 1998, the Company, Pulitzer Inc., (a newly-organized, wholly-owned subsidiary of the Company ("New Pulitzer")), and Hearst-Argyle Television, Inc. ("Hearst-Argyle") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Hearst-Argyle will acquire the Company's television and radio broadcasting operations (collectively, the "Broadcasting Business"). The Broadcasting Business consists of nine network-affiliated television stations and five radio stations owned and operated by Pulitzer Broadcasting Company ("PBC"), a wholly-owned subsidiary of the Company, and its wholly-owned subsidiaries. The Broadcasting Business will be acquired by Hearst-Argyle through the merger ("Merger") of the Company into Hearst-Argyle.

Prior to the Spin-off (as defined below), the Company intends to borrow $700 million, which may be secured by the assets and/or stock of PBC and its subsidiaries. Out of the proceeds of this new debt, the Company will pay the existing Company debt and any costs arising as a result of the Merger and related transactions. Prior to the Merger, the balance of the proceeds of this new debt, together with the Company's publishing assets and liabilities, will be contributed by the Company to New Pulitzer pursuant to a Contribution and Assumption Agreement (the "Contribution"). Pursuant to the Merger Agreement, Hearst-Argyle will assume the new debt following the consummation of the Spin-off and Merger.

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

Consummation of the Transactions is subject, among other things, to the receipt of various regulatory approvals, Pulitzer stockholder approval of the Charter Amendment (as defined in Note 7) and approval of the Merger by the stockholders of both the Company and Hearst-Argyle. The Company has received a favorable letter ruling from the Internal Revenue Service confirming that the Spin-off will be tax-free to Pulitzer stockholders. Early termination of the initial waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 has also been granted. In addition, the Federal Communications Commission (the "FCC") has published notice of its grant of the application for the transfer of FCC licenses, including related waiver requests, from the Company to Hearst-Argyle. The Company anticipates that its special stockholders meeting to consider the Charter Amendment and the Merger will be held in January 1999 and that the Transactions will be completed shortly after the meeting.

Following the consummation of the Transactions, New Pulitzer will be engaged primarily in the business of newspaper publishing and related new media businesses. For financial reporting purposes, New Pulitzer is the continuing stockholder interest and will retain the Pulitzer name.

3.    DIVIDENDS

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

4.    BUSINESS SEGMENTS

The Company's operations are divided into two business segments, publishing and broadcasting. The following is a summary of operating data by segment (in thousands):

                                                    Third Quarter Ended              Nine Months Ended
                                                       September 30,                   September 30,
                                                -----------------------------   -----------------------------
                                                    1998            1997            1998           1997
                                                -------------   -------------   -------------  --------------
      Operating revenues:
          Publishing                                 $90,763        $87,506       $275,207       $263,646
          Broadcasting                                53,908         53,738        173,681        165,002
                                                 -----------    -----------   ------------   ------------
                Total                               $144,671       $141,244       $448,888       $428,648
                                                 ===========    ===========   ============   ============

       Operating income (loss):
          Publishing                                 $11,549        $11,119        $35,385        $35,157
          Broadcasting                                17,796         17,494         64,086         57,131
          Corporate                                   (1,319)        (1,454)        (3,959)        (4,210)
                                                 -----------    -----------   ------------   ------------
                Total                                $28,026        $27,159        $95,512        $88,078
                                                 ===========    ===========   ============   ============
       Depreciation and amortization:
          Publishing                                  $3,415         $3,077        $10,238         $9,813
          Broadcasting                                 5,461          5,938         16,512         17,622
                                                 -----------    -----------   ------------   ------------
                Total                                 $8,876         $9,015        $26,750        $27,435
                                                 ===========    ===========   ============   ============

       Operating margins
           (Operating income to revenues):
           Publishing (a)                              18.3%          17.6%          18.6%          18.9%
           Broadcasting                                33.0%          32.6%          36.9%          34.6%

     (a) Operating margins for publishing stated with St. Louis Agency adjustment added back to publishing operating income.

5.    COMMITMENTS AND CONTINGENCIES

At September 30, 1998, the Company and its subsidiaries had construction and equipment commitments of approximately $12,342,000. The Company's commitment for broadcasting program contracts payable and license fees at September 30, 1998 was approximately $17,908,000.

The Company is an investor in two limited partnerships requiring future capital contributions. As of September 30, 1998, the Company's unfunded capital contribution commitment related to these investments was approximately $9,075,000.

The Company and its subsidiaries are involved, from time to time, in various claims and lawsuits incidental to the ordinary course of its business, including such maters as libel, slander and defamation actions and complaints alleging discrimination. While the results of litigation cannot be predicted, management believes the ultimate outcome of such existing litigation will not have a material adverse effect on the consolidated financial statements of the Company and its subsidiaries.

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

As a result of the foregoing, the amount of additional payments, if any, that may be payable by New Pulitzer with respect to the Merger and the Distribution cannot be determined at this time. However, if the Distribution were determined to be a Gross-Up Transaction and if the Fair Market Value of the Transaction Proceeds with respect to the Merger and the Distribution were determined to exceed the Imputed Value, then the additional payments to the 1986 Selling Stockholders would equal approximately $5.9 million for each $1.00 by which the Transaction Proceeds exceed the Imputed Value. Accordingly, depending on the ultimate resolution of the meaning and application of various provisions of the Gross-Up Transaction agreements, including the determination of Imputed Value and Fair Market Value of the Transaction Proceeds, in the opinion of Pulitzer's management, the amount of an additional payment, if any, could be material to the consolidated financial statements of Pulitzer.

6.    SUBSEQUENT EVENT

On October 30, 1998, the Company acquired, in a purchase transaction, Troy Daily News, Inc., the publisher of a daily afternoon and Sunday morning newspaper located in Troy, Ohio, for approximately $20 million.

7.    RESTATEMENT

On October 22, 1998, the Company determined that a change in facts had occurred concerning a stockholder vote that is required to consummate the Spin-off and Merger (see Note 2). When the Company entered into the Merger Agreement on May 25, 1998, the principal stockholders of the Company controlled, and continue to control, that number of shares of Class B Common Stock sufficient to approve the Merger regardless of the vote of any other holders of the Company's Common Stock and Class B Common Stock. In addition, the principal stockholders of the Company entered into a voting agreement with Hearst-Argyle (the "Pulitzer Voting Agreement"), in which they agreed to direct the vote of all their shares in favor of the Merger and the transactions contemplated by it (including the

Charter Amendment defined below). Consummation of the Merger is also conditioned upon the passage of an amendment to the Company's restated certificate of incorporation (the "Charter Amendment"), the approval of which requires the affirmative vote of the holders of a majority of the outstanding shares of the Company's Common Stock and the Class B Common Stock voting together as a single class and the vote of the holders of a majority of the outstanding shares of the Company's Common Stock voting as a separate class. On May 25, 1998, at the time of the execution and delivery of the Merger Agreement and the Pulitzer Voting Agreement, the principal stockholders of the Company had stated to the Company that they were committed to take such actions as they deemed necessary to effectuate the Transactions, including (i), on or before the record date for the Special Meeting of Stockholders of the Company (the "Special Stockholders Meeting") to be called for the purpose of voting upon the Merger and the Charter Amendment, the conversion of that number of their shares of Class B Common Stock into shares of Common Stock as would constitute a majority of the Company's then issued and outstanding shares of Common Stock and (ii) to vote those shares of Common Stock at the Special Stockholders Meeting in accordance with the provisions of the Pulitzer Voting Agreement. Based upon the facts that existed on May 25, 1998, and continued to exist through October 21, 1998, the Company determined that it was appropriate to report the Broadcasting Business as discontinued operations under Accounting Principles Board Opinion 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). On October 22, 1998, the principal stockholders advised the Company that they had not converted, and did not deem it necessary to convert on or before the record date for the Special Stockholders Meeting, that number of shares of the Company's Class B Common Stock as would constitute a majority of the then issued and outstanding shares of the Company's Common Stock. Accordingly, based upon this change in facts (i.e., even though the principal stockholders of the Company intend to vote all their shares in favor of the Charter Amendment upon which the Spin-off and Merger are conditioned, they alone will not be in a position at the Special Stockholders Meeting to approve the Charter Amendment), the Company determined that it would no longer be appropriate under APB 30 to report the Broadcasting Business as discontinued operations in the Company's consolidated financial statements. As a result, the Company's financial statements as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1998 and 1997 (included in Item 1 of the Company's Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 12, 1998) have been restated from the amounts previously reported to now reflect the Broadcasting Business as a part of continuing operations of the Company. Such restatement results in the reclassification of amounts related to the Broadcasting Business previously reflected as discontinued operations in the consolidated financial statements but does not change the Company's previously reported amounts for consolidated net income, total earnings per share and stockholders' equity.

A summary of the significant effects of the restatement is as follows:

                                             At September 30, 1998
                                         -----------------------------
                                              As
                                         Previously           As
                                          Reported         Restated
Total current assets                       $153,970        $207,428
Properties -- net                            80,857         163,663
Total intangibles and other assets          273,338         343,795
Total assets                                508,165         714,886

Total current liabilities                   $37,671         $72,547
Long-term debt                                   --         160,000
Pension obligations                          22,092          28,682
Postretirement and postemployment
 benefit obligations                         88,784          91,495
Other long-term obligations                   3,680           6,224


                                                     For the Three Months Ended September 30,
                                        ----------------------------------------------------------------
                                                      1998                               1997
                                        -----------------------------      -----------------------------
                                                As                                As
                                           Previously          As             Previously          As
                                            Reported        Restated           Reported        Restated
Total operating revenues                    $90,763        $144,671             $87,506       $141,244
Total operating expenses                     80,533         116,645              77,841        114,085
Operating income                             10,230          28,026               9,665         27,159
Income from continuing operations             6,597          15,407               5,913         14,223
Income from discontinued operations           8,810              --               8,310             --

BASIC EARNINGS PER SHARE
  OF STOCK:
Continuing operations                         $0.30           $0.69               $0.27          $0.64
Discontinued operations                        0.39              --                0.37             --

DILUTED EARNINGS PER SHARE
  OF STOCK:
Continuing operations                         $0.29           $0.68               $0.26          $0.63
Discontinued operations                        0.39              --                0.37             --














                                                       For the Nine Months Ended September 30,
                                         ----------------------------------------------------------------
                                                      1998                               1997
                                         -----------------------------      -----------------------------
                                                As                               As
                                           Previously         As              Previously          As
                                            Reported        Restated           Reported        Restated
Total operating revenues                   $275,207        $448,888            $263,646       $428,648
Total operating expenses                    243,781         353,376             232,699        340,570
Operating income                             31,426          95,512              30,947         88,078
Income from continuing operations            19,276          52,073              19,242         46,399
Income from discontinued operations          32,797              --              27,157             --

BASIC EARNINGS PER SHARE
  OF STOCK:
Continuing operations                         $0.86           $2.33               $0.87          $2.10
Discontinued operations                        1.47              --                1.23             --

DILUTED EARNINGS PER SHARE
  OF STOCK:
Continuing operations                         $0.85           $2.29               $0.86          $2.07
Discontinued operations                        1.44              --                1.21             --

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Statements in this Quarterly Report on Form 10-Q/A concerning the Company's business outlook or future economic performance, anticipated profitability, revenues, expenses or other financial items, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, industry cyclicality, the seasonal nature of the business, changes in pricing or other actions by competitors or suppliers, and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission including this Quarterly Report on Form 10-Q/A.


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

RECENT EVENTS

         On May 25, 1998, Pulitzer Publishing Company (the "Company" or "Pulitzer"), Pulitzer Inc. (a newly-organized, wholly-owned subsidiary of the Company ("New Pulitzer")), and Hearst-Argyle Television, Inc. ("Hearst-Argyle") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Hearst-Argyle will acquire the Company's television and radio broadcasting operations (collectively, the "Broadcasting Business") through the merger ("Merger") of the Company into Hearst-Argyle. The Merger is subject to the satisfaction or waiver of certain closing conditions enumerated in the Merger Agreement. The Company's newspaper publishing and related new media businesses will continue as New Pulitzer, which will be distributed in a tax-free "spin-off" to the Company's stockholders (the "Spin-off") prior to the Merger.

         The Company's historical basis in its non-broadcasting assets and liabilities will be carried over to New Pulitzer. The Merger, the Spin-off and the related transactions will be recorded as a reverse-spin transaction, and, accordingly, New Pulitzer's results of operations for periods reported prior to the consummation of the Merger, the Spin-off and related transactions will represent the historical results of operations previously reported by the Company. (See Note 2 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q/A.)

         As discussed in Note 7 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q/A, the Company's consolidated financial statements as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1998 and 1997 have been restated to reflect the Broadcasting Business, which had previously been reported as discontinued operations, as a part of continuing operations of the Company. Such restatement results in the reclassification of amounts related to the Broadcasting Business previously reflected as discontinued operations in the consolidated financial statements but does not change the Company's previously reported amounts for consolidated net income, total earnings per share and stockholders' equity.

CONSOLIDATED

         Operating revenues for the third quarter and first nine months of 1998 increased 2.4 percent and 4.7 percent, respectively, compared to the corresponding periods in the prior year. The third quarter increase primarily reflected higher publishing revenues while the year-to-date increase included gains in both publishing and broadcasting revenues.

         Operating expenses, excluding the St. Louis Agency adjustment, for the third quarter and first nine months of 1998 increased 1.7 percent and 3.6 percent, respectively, compared to the corresponding periods in the prior year. The third quarter increase was primarily attributable to higher overall personnel costs of $1.7 million while the year-to-date increase reflected increases in both overall personnel costs ($7.4 million) and newsprint costs ($2.6 million).

         Operating income for the third quarter and first nine months of 1998 increased to $28 million (3.2 percent) and $95.5 million (8.4 percent), respectively. The increases reflected the current year revenue gains in both the publishing and broadcasting segments.

         Interest expense declined $524,000 in the 1998 third quarter and $2.3 million in the first nine months due to lower average debt levels. The Company's average debt level for the third quarter and first nine months of 1998 decreased to $177.2 million and $182.6 million from $210.9 million and $229.6 million in the respective periods of the prior year. The Company's average interest rate for both the third quarter and first nine months of 1998 increased to 7.5 percent from 7.3 percent in both prior year periods. The lower average debt levels and higher average interest rates in 1998 reflected the payment of variable rate credit agreement borrowings during the last three quarters of 1997.

         Interest income for the third quarter and first nine months of 1998 increased $410,000 (42.1 percent) and $65,000 (1.9 percent), respectively, due to higher average balances of invested funds in the current year periods.

         Net other expense for the third quarter declined $180,000 due primarily to capital gains related to limited partnership investments. The year-to-date increase of $436,000 reflected a one-time charge of $869,000 which was related to the sale of the Haverhill Gazette on June 1, 1998 and was partially offset by current year capital gains related to limited partnership investments.

         The effective income tax rates for the third quarter and first nine months of 1998 were 40.6 percent and 40.5 percent, respectively, compared to
40.7 percent and 40.6 percent, respectively, in the corresponding prior year periods. The Company expects that its effective tax rate will be in the 40 to 41 percent range for the full year of 1998 (exclusive of any non-recurring items related to the Spin-off and Merger).

         Net income in the 1998 third quarter increased 8.3 percent to $15.4 million, or $0.68 per diluted share, compared with $14.2 million, or $0.63 per diluted share, in the third quarter of 1997. Net income for the first nine months of 1998 increased 12.2 percent to $52.1 million, or $2.29 per diluted share, compared with $46.4 million, or $2.07 per diluted share, a year ago. The gains reflected increased operating profits for both publishing and broadcasting, higher interest income and lower interest expense in the current year periods.

PUBLISHING

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

         Operating expenses (including selling, general and administrative expenses, and depreciation and amortization), excluding the St. Louis Agency adjustment, for the third quarter and first nine months of 1998 increased 2.9 percent and 4.8 percent, respectively, compared to the corresponding periods in the prior year. The third quarter increase was primarily attributable to higher overall personnel costs of $1.4 million while the year-to-date increase reflected increases in both overall personnel costs ($4.4 million) and newsprint costs ($2.6 million).

         Operating income in the 1998 third quarter increased 3.9 percent to $11.5 million and in the first nine months increased 0.6 percent to $35.4 million. The increases for both periods reflected the current year revenue gains.

         Fluctuations in the price of newsprint significantly impact the results of the Company's newspaper operations, where newsprint expense accounts for approximately 20 percent of total operating costs. For the first nine months of 1998, the Company's average cost for newsprint was approximately $590 per metric ton, compared to approximately $555 per metric ton in 1997. A price increase to $615 per metric ton on September 1, 1998 was subsequently rescinded by all of the Company's newsprint suppliers. As a result, the Company expects its cost of newsprint for the fourth quarter of 1998 to be in the range of $580 to $590 per metric ton. In the fourth quarter of 1997, the Company's average cost of newsprint was approximately $585 per metric ton.

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

         At September 30, 1998, the Company had working capital of $134.9 million and a current ratio of 2.86 to 1. This compares to working capital of $99.3 million and a current ratio of 2.32 to 1 at December 31, 1997.

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

SPIN-OFF AND MERGER

         Prior to the Spin-off and Merger (collectively referred to as the "Transactions"), the Company intends to borrow $700 million which will provide sufficient funds to pay the existing Company debt and the costs of the Transactions discussed below. Pursuant to the Merger Agreement, Hearst-Argyle will assume the new debt following the consummation of the Transactions. (See
Note 2 to the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q/A.)

         In connection with the Transactions, the Company will incur new borrowings, prepay existing Company debt and make several one-time payments near the dates of the Transactions. The Company will incur a prepayment penalty related to the prepayment of the existing borrowings under the Prudential Senior Note Agreements. Based upon November 30, 1998 interest rates, the prepayment penalty would be approximately $21 million. Professional fees to be incurred related to the Transactions are estimated in the range of $37 million. Management bonuses to be paid at the date of the Merger are estimated at approximately $12.1 million. Pursuant to the Merger Agreement, the Company will cash-out all outstanding stock options at the date of the Merger. Based upon outstanding options (946,344) and the Company's common stock market price ($81.25) as of November 30, 1998, payments to employee option holders of approximately $44.5 million would have been required. It is anticipated that a portion of the option cash-out and bonus payments will be deferred at the time of the Merger and paid at a future date. The Company expects to realize tax benefits related to the long-term debt prepayment penalty, stock option cash-out payments and bonus payments. The preceding amounts represent estimates based upon current information available to management of the Company. The final actual amounts will likely differ from the estimates.

         To the extent a gain is generated by the Transactions, a corporate-level income tax ("Spin-off Tax") will be due. The gain is measured by the excess, if any, of the fair market value of New Pulitzer stock distributed by the Company to its stockholders in the Spin-off over the Company's adjusted tax basis in such New Pulitzer stock immediately prior to the distribution. On November 30, 1998, the fair market value of New Pulitzer stock would be estimated as the difference between the closing price of the Company's common stock on November 30, 1998 ($81.25) and the fair market value for the Broadcasting Business of $51.11 per share, assuming the value ($1.15 billion) Hearst-Argyle is exchanging for the Company's common stock (22,499,749 shares at November 30, 1998). Using a fair market value of $30.14 (the excess of $81.25 over $51.11) per common share for the New Pulitzer stock, no gain (or tax) would result from the Transactions because the adjusted tax basis of the New Pulitzer stock would be approximately $34.29 per share. However, if the fair market value of the New Pulitzer stock would exceed the adjusted tax basis of such stock at the time of the Spin-off, the Spin-off Tax will increase by approximately $9.1 million for each $1.00 per share that the fair market value exceeds the adjusted tax basis. The actual gain and related income tax will depend on the fair market value and the Company's adjusted tax basis in the New Pulitzer stock at the time of the Spin-off.

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

         As a result of the foregoing, the amount of additional payments, if any, that may be payable by New Pulitzer with respect to the Merger and the Distribution cannot be determined at this time. However, if the Distribution were determined to be a Gross-Up Transaction and if the Fair Market Value of the Transaction Proceeds with respect to the Merger and the Distribution were determined to exceed the Imputed Value, then the additional payments to the 1986 Selling Stockholders would equal approximately $5.9 million for each $1.00 by which the Transaction Proceeds exceed the Imputed Value. Accordingly, depending on the ultimate resolution of the meaning and application of various provisions of the Gross-Up Transaction agreements, including the determination of Imputed Value and Fair Market Value of the Transaction Proceeds, in the opinion of Pulitzer's management, the amount of an additional payment, if any, could be material to the consolidated financial statements of Pulitzer.

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

         Pulitzer's strategy for achieving Year 2000 compliance was developed using a five phase plan as follows: (1) educate and plan; (2) assess; (3) replace and renovate; (4) validate/test; and (5) implement. As of September 30, 1998, Pulitzer has completed the planning and assessment phases and is in the process of replacing, testing and implementing new compliant systems (with some systems already implemented). Pulitzer and New Pulitzer expect to have substantially all of the Year 2000 system changes implemented by December 31, 1998 at The Arizona Daily Star, March 31, 1999 at the St. Louis Post-Dispatch and September 30, 1999 at the PCN properties.

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

         The preceding discussion relates to Pulitzer's publishing operations only. Pulitzer does not expect to incur significant costs to address Year 2000 issues at its broadcasting locations prior to the Merger.

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

          27-1 Restated Financial Data Schedule for 1998 Third Quarter

          27-2 Restated Financial Data Schedule for 1997 Third Quarter

     (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K on September 4, 1998 relating to the restatement of its consolidated financial statements to reflect the reclassification of the Broadcasting Business as discontinued operations; these restated consolidated financial statements were filed with the Report. The financial statements included in the Form 8-K filed on September 4, 1998 were restated in the Company's Current Report on Form 8-K filed on December 16, 1998 to reflect the operations of the Broadcasting Business as a part of the continuing operations of the Company. See
          Note 7 to the Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q/A.


All other items of this report are not applicable for the current quarter.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PULITZER PUBLISHING COMPANY
                                                  (Registrant)

Date:  December 16, 1998                      /s/  Ronald H. Ridgway
                                     ---------------------------------------
                                               (Ronald H. Ridgway)
                                     Director; Senior Vice-President-Finance
                                        (on behalf of the Registrant and
                                         as principal financial officer)

                                  EXHIBIT INDEX


  EXHIBIT NUMBER                          TITLE OR DESCRIPTION


       27-1              Restated Financial Data Schedule for 1998 Third Quarter

       27-2              Restated Financial Data Schedule for 1997 Third Quarter